Form 10-K
period 2023-12-31
JLL Income Property Trust, Inc.
filed 2024-03-14
CIK 1314152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Class A Common Stock, $0.01 par value
Class M Common Stock, $0.01 par value
Class A-I Common Stock, $0.01 par value
Class M-I Common Stock, $0.01 par value
Class D Common Stock, $0.01 par value
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued it audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2023, the aggregate market value of the 112,127,466 shares of Class A common stock, 26,575,695 shares of Class M common stock, 4,799,030 shares of Class A-I common stock, 95,621,548 shares of Class M-I common stock and 3,023,025 shares of Class D common stock held by non-affiliates of the registrant was $1,493,173, $354,409, $64,069, $1,274,784, and $40,248 for Class A, Class M, Class A-I,
Class M-I and Class D shares, respectively, based upon the last net asset value of $13.32, $13.34, $13.35, $13.33 and $13.31 per share for Class A, Class M, Class A-I, Class M-I and Class D shares, respectively.
As of March 14, 2024, there were 104,020,287 shares of Class A common stock, 26,231,540 shares of Class M common stock, 3,451,615 shares of Class A-I common stock, 91,418,052 shares of Class M-I common stock and 2,407,370 shares of Class D common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual report on Form 10-K incorporates by reference specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, which will be filed no later than April 29, 2024.

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
•Cybersecurity risks and data protection could result in the loss of data, interruptions in our business, damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.
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
JLL Income Property Trust, Inc., is an externally advised, daily valued perpetual-life REIT that owns and manages a diversified portfolio of industrial, office, residential, retail and other properties located in the United States. Over time, our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2023, we owned interests in a total of 132 properties and over 4,500 single-family rental houses located in 28 states.
We own substantially all of our assets through JLLIPT Holdings, LP, a Delaware limited partnership (our “operating partnership”), of which we are a limited partner and JLLIPT Holdings GP, LLC, our wholly owned subsidiary, is the sole general partner. The use of our operating partnership to hold substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). By using an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his or her property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership ("OP Units") and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction. As of December 31, 2023, we raised aggregate proceeds from the issuance of OP Units in our operating partnership of $485,173, and owned directly or indirectly 86.6% of the OP Units of our operating partnership. The remaining 13.4% of the OP Units are held by third parties.
From our inception to December 31, 2023, we have received approximately $5,822,720 in gross offering proceeds from various public and private offerings of shares of our common stock as well as issuance of OP Units. On October 1, 2012, we commenced our initial public offering of common stock and since that time we have offered shares of our common stock in various public offerings registered with the SEC.
On December 21, 2021, our most recent public offering (the "Current Public Offering") of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock was declared effective by the SEC. As of December 31, 2023, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Current Public Offering of $1,067,487. We intend to continue to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering.
In addition to our public offerings, on March 3, 2015, we commenced a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated thereunder of up to $350,000 in shares of our Class D common stock with an indefinite duration (the "Private Offering"). As of December 31, 2023, we have raised aggregate gross proceeds of $98,188 in the Private Offering. In addition, on October 16, 2019, through our operating partnership, we initiated a program (the “DST Program”) to raise up to $2,000,000 in private placements exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts ("DSTs") holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of December 31, 2023, we have raised approximately $1,116,474 of aggregate gross proceeds from our DST Program.
As of December 31, 2023, 107,680,719 shares of Class A common stock, 26,599,396 shares of Class M common stock, 4,529,817 shares of Class A-I common stock, 92,951,608 shares of Class M-I common stock, and 2,407,370 shares of Class D common stock were outstanding and held by a total of 24,097 stockholders.
LaSalle acts as our external advisor pursuant to the advisory agreement among us, our operating partnership and LaSalle (the "Advisory Agreement"). The term of our Advisory Agreement expires June 5, 2024, subject to an unlimited number of successive one-year renewals. Our Advisor, a registered investment advisor with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. Our executive officers are employees of, and compensated by, our Advisor. We have no employees, as all operations are managed by our Advisor.

LaSalle is a wholly owned, but operationally independent subsidiary, of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of December 31, 2023, JLL and its affiliates owned an aggregate of 2,521,801 Class M shares, which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a current value of approximately $31,500.
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
We tailor our approach to each asset, working to protect and enhance financial returns today and in the future. We examine a range of sustainability factors for each asset that have the potential to enhance accretive value drivers, such as tenant marketability, lower operating expenses and greater appeal to future buyers, as well as to fortify defensive value protectors, such as regulatory disclosure and carbon pricing risk, physical climate risk and insurance premium risk, among others. The relative importance of these factors for any given investment opportunity will vary for many reasons including but not limited to the investment type, market, sector, tenant profile, the expected investment period and the local regulatory environment. By tailoring our approach, our Advisor aims to develop an action plan to maximize the sustainability impact and financial performance of our investments. This sustainability strategy complements our investment strategy and furthers our core investment thesis.
Our sustainability activities are overseen by our Advisor’s Sustainability Committee (the "Sustainability Committee"). The Sustainability Committee consists of representatives from the fund management, asset management, acquisitions, research & strategy, investor relations, legal and compliance, accounting and finance, and sustainability teams within our Advisor. The Sustainability Committee supports our portfolio management team, provides input, oversight and leadership for program activities, and is responsible for ensuring that sustainability is considered in each part of the asset life cycle and business operations.
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

Our Advisor addresses climate risk by evaluating climate change scenarios and adapting its acquisition and portfolio review processes to address climate change vulnerabilities resulting from potential future climate scenarios. Physical and transition risks that may result from climate change could have a material adverse effect on our properties, operations and business. Our role in assessing and managing these climate-related risks and initiatives is spread across multiple teams within our Advisor, including executive leadership and the Sustainability Committee, acquisitions, risk management, asset management, legal and compliance and research departments.
In 2018, we became the first NAV REIT to submit to Global Real Estate Sustainability Benchmark ("GRESB"), a leading global provider of real estate environmental, social and governance benchmarking and performance assessments. For 2023, we achieved a 3-star out of 5-star GRESB rating, with a score of 79 out of 100. Also in 2023, our properties achieved 18 BREEAM In-Use Certifications, 12 ENERGY STAR Certifications, six Leadership in Energy and Environmental Design certifications and 32 WELL Health Safety Ratings - totaling 51% of our portfolio's square footage with at least one certification. We conducted energy efficiency or net zero carbon audits to identify efficiency opportunities at 11 of our properties. The Tremont and The Huntington solar project is under construction and will generate an estimated $35 per year in revenue and we are evaluating additional properties for installation of solar. We have installed electric vehicle chargers at nine properties to date with more planned in the future. We also engage with our property managers around sustainability on an ongoing basis, including through training programs and providing opportunities for recognition.
Our Advisor is committed to seek to reduce the landlord-controlled operational carbon emissions of our portfolio of directly-managed core properties to net zero by the year 2050, including a 50% reduction by 2030 subject to its fiduciary duty to investors, from a 2019 baseline . In line with this, our Advisor is a signatory to the UN’s net Zero Asset Managers Initiative, ULI Greenprint’s Net Zero Goal and the US DOE’s Better Climate Challenge. Through our sustainability objectives, we are actively pursuing opportunities to promote resource effciency at our properties, while enhancing risk-adjusted financial performance.
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
We intend to use financial leverage to provide additional funds to support our investment activities. We expect to maintain a targeted company leverage ratio (calculated as our share of total liabilities (excluding future dealer manager fees) divided by our share of the fair value of total assets) of between approximately 30% and 50%. Our company leverage ratio was 39% at December 31, 2023 and 36% at December 31, 2022. We intend to continue to use portions of the proceeds from our offerings to retire certain borrowings as they mature or become available for repayment or when doing so is beneficial to achieving our investment objectives. We are precluded from borrowing more than approximately 75% of the sum of the cost of our investments (before non-cash reserves and depreciation), which is based upon the limit specified in our charter that borrowing may not exceed 300% of the cost of our net assets. “Net assets” is defined as our total assets, other than intangibles, valued at cost (prior to deducting depreciation and amortization, reserves for bad debts and other non-cash reserves) less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our board, including a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. As of December 31, 2023, we are in compliance with the charter limitations on our indebtedness.
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
Our charter requires that any investment in equity securities (other than equity securities traded on a national securities exchange or included for quotation on an inter-dealer quotation system) not within the specific parameters of our investment guidelines adopted by our board of directors must be approved by a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable. As of December 31, 2023, we had $50,200 invested in publicly traded real estate companies.
We may invest in mortgage loans consistent with the requirements for qualification as a REIT. We may originate or acquire interests in mortgage loans, generally on the same types of properties we might otherwise buy. These mortgage loans may pay fixed or variable interest rates or have “participating” features described below. Normally, mortgage loans will be secured by income-producing properties. These mortgage loans typically will be nonrecourse, which means they will not be the borrower’s personal obligations. We expect that most will be first mortgage loans, with first priority liens on the property. These mortgage loans may provide for payments of principal and interest or may provide for interest-only payments, with a balloon payment at maturity. We may make mortgage loans that permit us to participate in the revenues from, or appreciation of, the underlying property consistent with the rules applicable for qualification as a REIT. These participations may entitle us to receive additional interest, usually calculated as a percentage of the gross income the borrower receives from operating, selling or refinancing the property. We may also receive an option to buy an interest in the property securing the participating loan. As of December 31, 2023, we had $94,145 invested in mortgage loans and related accrued interest.
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
GOVERNMENTAL REGULATIONS
As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, include among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations, (iii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances, and regulations, including carbon emissions and (v) various laws relating to housing, including permanent and temporary rent control and stabilization laws, the Americans with Disabilities Act of 1990 and the Fair Housing Amendment Act of 1988, among others.
Compliance with the federal, state and local laws described above has not had a material, adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.
GEOGRAPHIC CONCENTRATION
The following table provides information regarding the geographic concentration of our real estate portfolio as of December 31, 2023:

	Real Estate Portfolio
	Number of Properties(1)	Net Rentable Square Feet(1)	Estimated Percent of Fair Value
South	28	7,150,000	29%
West	53	8,311,000	38
East	31	7,747,000	24
Midwest	20	2,870,000	9
Total	132	26,078,000	100%
________
(1)    Excludes over 4,500 single-family rental houses located in various markets across the United States.

The following charts sets forth the percentage of our consolidated revenues derived from properties owned in each state that accounted for more than 10% of our consolidated revenues during the years ended December 31, 2023, 2022 and 2021:
DEPENDENCE ON SIGNIFICANT TENANTS
Our significant tenants that accounted for more than 10% of the consolidated revenues from their respective segments during the years ending December 31, 2023, 2022 and 2021 were as follows:

	For the year ended December 31,
	2023	2022	2021
Office
Amazon(1)	16%	19%	26%
Cellularity Inc.	(2)	(2)	11%
________
(1)    Amazon, including Whole Foods Market IP, Inc., also accounted for 3%, 4%, and 5% of the consolidated revenues in the retail segment in the years ended December 31, 2023, 2022 and 2021, respectively, and 3%, 3% and 4% of the consolidated revenues in the industrial segment in the years ended December 31, 2023, 2022 and 2021, respectively.
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

INSURANCE
Although we believe our investments are currently adequately covered by insurance consistent with the terms and levels of coverage that are standard in our industry, we cannot provide assurance that all losses will be covered or predict at this time if we will be able to obtain adequate coverage at a reasonable cost in the future.
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
Risks Related to Investing in Shares of Our Common Stock
There is no public trading market for shares of our common stock; therefore, the ability of our stockholders to dispose of their shares will likely be limited to the repurchase of shares by us, which generally will not be available during the first year after the purchase. If stockholders do sell their shares to us, they may receive less than the price paid.
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
To date, all of the distributions we have paid to stockholders have been funded through a combination of cash flows from our operations and investing activities. We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may choose to use cash flows from investing activities such as sales of real estate investments or interests in joint ventures. We may also choose to use financing activities, which include borrowings (including borrowings secured by our assets), net proceeds of our offerings or other sources to fund distributions to our stockholders. For the year ended December 31, 2023, 79% of our distributions were funded from cash flows from operations and 21% from investing activities. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, our expenses are greater than expected or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV and NAV per share, decrease the amount of cash we have available for operations and new investments and adversely impact the value of an investment in our shares of common stock.
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
We have retained LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor, to conduct our offerings (the “Dealer Manager”). The success of our offerings, and our ability to implement our business strategy, is dependent upon the ability of our Dealer Manager to build and maintain a network of broker-dealers to sell our shares to their clients. If our Dealer Manager is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds through our offerings will be limited, and we may not have adequate capital to execute our investment strategy. If we are unsuccessful in executing our investment strategy, you could lose all or a part of your investment.

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
For the purposes of calculating our NAV after the close of business on each business day, our properties will initially be valued at cost upon their acquisition which we expect to represent fair value at that time. Thereafter, valuations of properties, which will be based in part on appraisals of each of our properties by our independent valuation advisor at least once during every calendar quarter after the calendar quarter in which we owned each respective property, will be performed in accordance with our valuation guidelines. Likewise, our investments in real estate-related assets will initially be valued at cost upon their acquisition, and thereafter will be valued quarterly, or in the case of liquid securities, daily, as applicable, at fair value. Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties will involve subjective judgments regarding such factors as comparable sales, rental and operating expense data, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. Valuations and appraisals of our properties and real estate-related assets will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and independent valuation advisor.
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
Net tangible book value is used as a measure of net worth that reflects certain dilution in the value of our common stock from the issue price as a result of (i) accumulated depreciation and amortization of real estate investments, (ii) fees paid in connection with the offering and (iii) the fees and expenses paid to our Advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments. Net tangible book value does not reflect our estimated value per share nor does it necessarily reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. As of December 31, 2023, our net tangible book value per share was $11.63, calculated as our net tangible book value as of December 31, 2023 divided by the 234,168,910 shares of our common stock outstanding as of December 31, 2023, as compared to our share price of $12.48, $12.50, $12.51 and $12.49 per Class A, Class M, Class A-I and Class M-I share, respectively, on such date.

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in Our Current Public Offering, which would harm our ability to achieve our investment objectives.
Broker-dealers must comply with Regulation Best Interest, which, among other requirements, contains a standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend our Current Public Offering to certain retail customers, or the amount of shares which are recommended to such customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe it is in the best interest of a particular retail customer. However, if broker-dealers instead choose alternatives to our shares, many of which likely exist, our ability to raise capital may be adversely affected. If Regulation Best Interest reduces our ability to raise capital in our Current Public Offering, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.
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
We are subject to risks generally incident to the ownership of real estate investments, including changes in global, national, regional or local economic, demographic or capital market conditions, including economic impacts resulting from actual or perceived instability in the U.S. banking system or as a result of the ongoing conflicts between Russia and Ukraine and Israel and Hamas, as well as other factors particular to the locations of our investments. A recession could adversely impact our investments as a result of, among other items, increased tenant defaults under our leases, lower demand for rentable space, as well as potential oversupply of rentable space, each of which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. These conditions could also adversely impact the financial condition of the tenants that occupy our real properties and, as a result, their ability to pay us rents.
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
Economic events affecting the U.S. and global economies, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), disruptions in the labor market (including labor shortages and unemployment) and stock market volatility (including volatility as a result of geopolitical events and military conflicts such as the conflict between Russia and Ukraine and the conflict between Israel and Hamas) could cause our stockholders to seek to have us repurchase their shares pursuant to our share repurchase plan. Our share repurchase plan limits the amount of funds we may use for repurchases during each calendar quarter to 5% of the combined NAV of all classes of shares as of the last day of the previous calendar quarter. Even if we are able to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected.
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
DST Properties may later be reacquired through the exercise of our operating partnership’s FMV Option. In such cases the investors who become limited partners in our operating partnership will generally still be tied to the DST Property in terms of basis and built-in gain. As a result, if the DST Property is subsequently sold, unless we effectuate a like-kind exchange under Section 1031 of the Code, then tax will be triggered on the investors’ built-in gain. Although we are not contractually obligated to do so, we may consider executing a 1031 exchange in such situations. Any replacement property acquired in connection with a 1031 exchange will similarly be tied to the investors with similar considerations if such replacement property ever is sold. As a result of these factors, placing real properties into the DST Program may limit our ability to access liquidity from such real properties or replacement properties through sale without triggering taxes due to the built-in gain tied to investors in the DST Program. Such reduced liquidity could impair our ability to utilize cash proceeds from sales for other purposes such as paying down debt, distributions or additional investments.

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
Other disruptive events, including, but not limited to, natural disasters and public health or pandemic crises, may adversely affect our ability to conduct business. Such adverse effects may include the inability of our advisor’s employees, or the employees of its affiliates and other service providers, to perform their responsibilities as a result of any such event. Such disruptions to our business operations can result in significant operational issues.

Cybersecurity risks and data protection could result in the loss of data, interruptions in our business, damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.
Our operations are highly dependent on our information systems and technology, and we rely heavily on JLL’s and our Advisor’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks which are continually evolving and may increase in sophistication and frequency in the future. Attacks on JLL, our Advisor, their affiliates and their third-party service providers’ systems could involve and, in some instances, have in the past involved, attempted attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, through the introduction of computer viruses or other malicious code.
Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of JLL, our Advisor, their affiliates and their third-party service providers, may be vulnerable to damage or interruptions from cyber security breaches, computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats JLL and our Advisor face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target JLL or our Advisor because they hold a significant amount of confidential and sensitive information about their investors and potential investments. As a result, JLL and our Advisor may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on JLL’s or our Advisor’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures JLL or our Advisor take to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.
If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. Although JLL and our Advisor have implemented various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. JLL and our Advisor do not control cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to JLL or our Advisor, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in JLL’s, our Advisor’s, their affiliates’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of JLL and our Advisor. We, JLL or our Advisor could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.
In addition, JLL and our Advisor operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, we are reliant on third-party service providers for certain aspects of our business, including for administrative services, as well as for certain information systems and technology, including cloud-based services. These third-party service providers could also face ongoing cybersecurity threats and compromises of their systems and as a result, unauthorized individuals could gain access to certain confidential data.
In addition, cybersecurity has become a top priority for regulators around the world. The SEC recently adopted amendments to its rules that relate to cybersecurity risk management, strategy, governance, and incident reporting for entities that are subject to Exchange Act reporting requirements. Many jurisdictions in which JLL and our Advisor operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data.

Breaches in security could potentially jeopardize JLL, our Advisor, its employees’ or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through JLL’s or our Advisor’s computer systems and networks, or otherwise cause interruptions or malfunctions in its, its employees’, our investors’, our counterparties’ or third-parties’ operations, which could result in significant losses, increased costs, disruption of JLL’s or our Advisor’s business, liability to our investors and other counterparties, regulatory intervention or reputational damage.
If JLL or our Advisor fails to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors to lose confidence in the effectiveness of our, JLL’s or our Advisor’s security measures.
Finally, we depend on JLL’s headquarters in Chicago, Illinois for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. JLL’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
Risks Related to Investments in Real Property
We depend on tenants for our revenue, and accordingly, lease terminations and/or tenant defaults, particularly by one of our significant tenants, could adversely affect the income produced by our properties, which may harm our operating performance, thereby limiting our ability to pay distributions to our stockholders.
The success of our investments depends on the financial stability of our tenants, any of whom may experience a change in their business at any time, including as a result of global economic and geopolitical events, military conflicts (including the conflict between Russia and Ukraine and the conflict between Israel and Hamas), natural disasters, public health or pandemic crises, labor shortages, or broad inflationary pressures. Our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. In addition, significant expenditures, such as mortgage payments, real estate taxes and insurance and maintenance costs, are generally fixed and do not decrease when revenues at the related property decrease.
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
As of December 31, 2023, our diversification of current fair value of our consolidated properties by property type consisted of, 40% in the industrial property sector, 13% in the office property sector, 35% in the residential property sector, 12% in the retail property sector and less than 1% in the other property sector. As of December 31, 2023, we also owned an interest in unconsolidated properties in the office, residential, retail and other property sectors. Because our portfolio consists primarily of industrial, office, residential and retail properties, we are subject to risks inherent in investments in these property types and in particular the risk that e-commerce poses to retail. This concentration exposes us to risk of economic downturns in these property sectors to a greater extent than if our portfolio included other sectors in the real estate industry.
Additionally, as of December 31, 2023, approximately 42%, 26% and 22% of the current fair value of our consolidated properties was geographically concentrated in the western, southern and eastern United States, respectively. Moreover, our properties located in California and Texas accounted for approximately 20% and 10% of our consolidated revenues, respectively. As a result, we are particularly susceptible to adverse market conditions in these particular areas, including the current economic conditions, the reduction in demand for office, retail, industrial or residential properties, industry slowdowns, relocation of businesses and changing demographics.

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
Leases (excluding our residential properties) representing approximately 6% and 10% of the annualized minimum base rent from our consolidated properties, as of December 31, 2023, were scheduled to expire in 2024 and 2025, respectively. Because we compete with a number of other developers, owners and managers of office, retail, industrial and residential properties, we may be unable to renew leases with our existing tenants and, if our current tenants do not renew their leases, we may be unable to re-let the space to new tenants. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. Further, leases of long-term duration or which include renewal options that specify a maximum rate increase may not result in fair market lease rates over time if we do not accurately estimate inflation or market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases, our cash flow from operations and financial position may be adversely affected. In addition, historic economic turmoil led to foreclosures and sales of foreclosed properties at depressed values, and we may have difficulty competing with competitors who purchase properties in the foreclosure process, because their lower cost basis in their properties may allow them to offer space at reduced rental rates.
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
A component of our investment strategy includes entering into joint venture agreements with partners in connection with certain property acquisitions. As of December 31, 2023, we had interests in eight joint ventures that collectively own 16 properties and nearly 4,500 single-family rental homes across the United States accounting for 14% of our total assets. We may co-invest in the future with third parties through partnerships or other entities, which we collectively refer to as joint ventures, acquiring non-controlling interests in or sharing responsibility for managing the affairs of the joint venture. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers. In addition, our lack of control over the properties in which we invest could result in us being unable to obtain accurate and timely financial information for these properties and could adversely affect our internal control over financial reporting.
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
We do not own any properties located outside the United States as of December 31, 2023 but may purchase investments located outside the United States, and may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following additional risks:
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
As of December 31, 2023, we had total outstanding indebtedness of $2,025,054. Our Company leverage ratio, calculated as our share of total liabilities (excluding future dealer manager fees) divided by our share of the fair value of total assets, was 39% as of December 31, 2023 and 36% as of December 31, 2022. We may obtain mortgage loans and pledge some or all of our properties as security for these loans to acquire the property secured by the mortgage loan, acquire additional properties or pay down other debt. We may also use our line of credit as a flexible borrowing source to cover short-term capital needs, for new property acquisitions and for working capital. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage loans on that property, then the amount of cash available for distributions to stockholders may be reduced.
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
If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur mortgage debt on properties, we run the risk of being unable to refinance such debt upon maturity, or of being unable to refinance on favorable terms. As of December 31, 2023, we had $1,181,750 in aggregate outstanding mortgage notes payable, which had maturity dates through August 1, 2042.
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
We are organized and operated in a manner intended to permit us to qualify to be taxed as a REIT for U.S. federal income tax purposes. We first elected REIT status for our taxable year that ended December 31, 2004. REIT qualification requires ongoing satisfaction of various requirements regarding our organization, the nature of our gross income and assets and the amount of dividends we distribute. In addition, future legislative, judicial or administrative changes to the federal income tax laws, which could be applied retroactively, could result in our disqualification as a REIT. If the Internal Revenue Service (the "IRS") determines that we do not qualify as a REIT or if we qualify as a REIT and subsequently lose our REIT qualification, we will be subject to serious tax consequences that would cause a significant reduction in our cash available for distribution for each of the years involved and our NAV because:
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
Additionally, no more than 5% of the value of our assets (other than securities that are qualifying assets for purposes of the 75% asset test and securities of our taxable REIT subsidiaries) can consist of the securities of any one issuer, and no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. Finally, no more than 25% of our assets may consist of debt instruments that are issued by "publicly offered REITs" and that would not otherwise be treated as qualifying real estate assets. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.
The IRS may take the position that the gain from one or more sales of our properties is subject to a 100% prohibited transaction tax.
From time to time, we may sell assets to fund repurchase requests, to satisfy our REIT distribution requirements, to satisfy other REIT requirements, or for other purposes. The IRS may deem one or more sales of our properties to be “prohibited transactions.” If the IRS takes the position that we have engaged in a “prohibited transaction” (i.e., we sell a property that has been held by us primarily for sale in the ordinary course of our trade or business and we do not qualify for a statutory safe harbor), the gain we recognize from such sale would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax; however, there is no assurance that we will be able to qualify at all times for the safe harbor.
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
In addition to any potential withholding tax on ordinary dividends (including with regard to a repurchase of our common stock to the extent not treated as a sale or exchange), a non-U.S. holder other than a “qualified shareholder” or a “qualified foreign pension fund,” as each is defined for purposes of the Code, that disposes of a “United States real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally required to report such income on U.S. federal income tax returns and is subject to U.S. federal income tax at regular U.S. federal income tax rates under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the gain from such disposition. FIRPTA gains must be reported on U.S. federal income tax returns and are taxable at regular U.S federal income tax rates. Such tax does not apply, however, to the gain on disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail so to qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a redemption) would be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. We currently do not expect that any class of our shares of common stock will be regularly traded on an established securities market.

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
Even if we are domestically controlled, a non-U.S. holder other than a “qualified shareholder” or a “qualified foreign pension fund,” that receives a distribution from a REIT that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common stock, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our common stock. An exception applies if the relevant class of stock is regularly traded on an established securities market in the United States and such non-U.S. holder did not own more than 10% of such class at any time during the one-year period ending on the date of such distribution. In addition, a repurchase of our common stock, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend.
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
Investments outside the United States may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.
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
Section 163(j) of the Code, as amended by the Tax Cuts and Jobs Act, may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense in taxable years beginning after December 31, 2017. The deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses and any deductions for “qualified business income.” A taxpayer that is exempt from the interest expense limitation as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property.
The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased as will our REIT distribution requirement and the amounts we need to distribute to avoid incurring income and excise taxes.
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
The maximum U.S. federal income tax rate applicable to “qualified dividend income” payable by U.S. corporations to individual U.S. stockholders (as such term is defined under “Federal Income Tax Considerations” below) is 20% (excluding the 3.8% Medicare Tax). However, dividends payable by REITs that are not designated as capital gain dividends or qualified dividend income (referred to herein as "qualified REIT dividends") generally are not eligible for the reduced rates applicable to qualified dividend income and are taxed at ordinary income tax rates. In taxable years beginning before January 1, 2026, however, non-corporate U.S. stockholders are entitled to a deduction of up to 20% of the amount of their qualified REIT dividends, subject to certain limitations. Nevertheless, non-corporate investors may perceive investments in REITs to be relatively less attractive than investments in the stocks of other corporations whose dividends are taxed at lower rates as qualified dividend income.

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

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 1C.	Cybersecurity.
To respond to the threat of security breaches and cyberattacks, we rely on a cybersecurity program developed by our Sponsor and Advisor, the implementation of which is led by our Sponsor’s and Advisor’s Global Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”). The cybersecurity program is designed to protect and preserve the confidentiality, integrity and continued availability of all information and systems owned by them, or in their care. Our board of directors has oversight of cybersecurity risk, as indicated in the Company’s proxy statement disclosure. Cybersecurity is reviewed as part of our and our Sponsor’s and Advisor’s overall enterprise risk management program. These are led by our management, our Sponsor’s Director of Enterprise Risk Management and our Advisor’s Global General Counsel, respectively and assess our significant enterprise risks, provide a summary of those risks and primary mitigations, and identify control improvement projects for our significant risks. The progress of control improvement projects for our Sponsor and Advisor risks are regularly reported to our management and on our risks to our board of directors. Our Sponsor’s Director of Enterprise Risk Management regularly meets with their CISO and CIO to assess cybersecurity risks, cybersecurity program mitigants, and status of control improvement projects and our management and other employees of our Advisor regularly meet and communicate with our Sponsor’s Director of Enterprise Risk Management, CISO and CIO.
Like other companies with a large technology footprint and high-profile client base, our Sponsor and Advisor are regularly subject to cyberattacks. While certain attacks have been successful, thus far none have had a material impact to our operations. In the future, it is possible such attacks could be successful and have a material impact on our operations. Our Sponsor’s and Advisor’s cybersecurity program strategy is to implement layered controls to reduce their and our cybersecurity risk by minimizing both the likelihood and potential impact of cybersecurity events. These controls are aligned with the National Institute of Standards and Technology (NIST) cybersecurity framework.
Our Sponsor’s CISO leads our cybersecurity program. Their CISO has over twenty years of relevant experience, including cybersecurity and enterprise security leadership roles for large global organizations and within the U.S. government and holds a master’s degree in computer and network forensics. Their CISO leads a global team of cybersecurity professionals with relevant prior employment experience at global financial services firms, leading technology companies, cybersecurity providers, the government and the military, some of whom are dedicated to our Advisor.
Their CISO reports to their CIO who is responsible for the development and implementation of their and our technology, data and information management strategy. Their CIO has over twenty years of experience in technology, data management, data science and analytics. Before joining our Sponsor, their CIO previously held positions as Chief Data Officer, Global Head of Customer Intelligence, Head of Global Analytics and Head of Product Management for a large global financial services institution. Their CIO earned a bachelor’s degree in mechanical engineering and a master’s degree in industrial engineering – operations research.
Our Sponsor engages third-party consultants in connection with their and our cybersecurity program for assessing, identifying and managing material risks from cybersecurity threats. These third parties provide testing and advisory services to identify risks, improve the quality of controls, and respond to cybersecurity incidents.
Our Sponsor, Advisor and we regularly engage third parties to provide technology and/or to perform property management services, where they and we have imperfect visibility into those third parties’ susceptibility to cybersecurity threats and/or their controls. To help address this risk, our Sponsor’s cybersecurity program also includes assessments of cybersecurity threats associated with their, or Advisor’s and our use of certain third-party service providers. They and our Advisor leverage pre-procurement security assessments and post-procurement continuous monitoring to evaluate the security risk of certain third-party service providers.

We, our Sponsor and Advisor maintain a robust cyber incident response plan that includes controls and procedures designed to allow timely and accurate reporting of any material cybersecurity incident. They and we view cybersecurity as a shared responsibility, and they periodically perform simulations and tabletop exercises at a management level and incorporate external resources as well. They provide at least annual information security training program for our Advisor’s employees who have access to Company related sensitive or personal information and regularly conduct phishing trainings.
We established a cyber incident management team that consists of our Sponsor’s CIO, CISO, CFO, CLO and our CEO, CFO, General Counsel and Head of Marketing that is responsible for determining if a cybersecurity incident is material to us and requires disclosure. In the event of an incident, we intend to follow our detailed incident response playbook, which outlines the steps to be followed from incident detection to mitigation, recovery and notification.
Although our Sponsor, Advisor, or we have not experienced any material cybersecurity events to date, cybersecurity threats could materially affect our business strategy, results of operations, or financial condition, as further discussed in our “Risk Related to Our General Business Operations and Our Corporate Structure” in Part I, Item 1A of this report. Our business is highly dependent on our ability to collect, use, store and manage organizational data. If any of our significant information and data management systems do not operate properly or are disabled, we could suffer a material disruption of our businesses, loss of investor or other sensitive data, regulatory intervention, breach of confidentiality or other contract provisions, or reputational damage. These systems may fail to operate properly or become disabled as a result of events wholly or partially beyond our control, including disruptions of electrical or communications services, natural disasters, political instability, terrorist attacks, sabotage, computer viruses, deliberate attempts to disrupt our computer systems through "hacking," "phishing," or other forms of both deliberate or unintentional cyber-attack. As our Sponsor and Advisor outsource significant portions of their information technology functions to third-party providers, such as cloud computing, we bear the risk of them having less direct control over the security and performance of those systems.
Our cybersecurity risk is affected by cyber threats that are proliferating and advancing in their ability to identify and exploit vulnerabilities, requiring continuous evaluation and improvements to our security architecture and cyber defenses. We also face increased cybersecurity risk as our Sponsor and Advisor deploy additional mobile and cloud technologies. They are continuously hardening their infrastructure built on these technologies, monitoring for threats, and evaluating their capability to respond to any incidents to minimize any impact to their systems, data, or business operations, including those that impact us. Because our Sponsor services clients across multiple industry verticals ̶̶ many of which are higher-profile cyber targets themselves ̶ including financial services, technology, government institutions, healthcare and life sciences, this also may increase the risk that they and we are subject to cyber-attack incidents.
As noted above, our Sponsor, Advisor and we have experienced various types of cyber-attack incidents which thus far have been contained and not material to us. Our Sponsor and Advisor continue to implement new controls, governance, technical protections and other procedures to mitigate against the risks of a cybersecurity event. Our Sponsor also maintains a cyber risk insurance policy that provides coverage to us but the costs related to cybersecurity threats or disruptions may not be fully insured. We may incur substantial costs and suffer other negative consequences such as liability, reputational harm and significant remediation costs and experience material harm to our business and financial results if we, our Sponsor, Advisor or other vendors or suppliers we engage, fall victim to other successful cyberattacks.
Our Advisor’s management and our board of directors provide significant oversight of risks, including those from cybersecurity threats, and are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents applicable to us.
Our board of directors receives at least annual reports from our Sponsor’s CISO and other members of our Advisor’s management on our information security program including top cybersecurity risks, cybersecurity strategy, information system controls and related security measures and improvements, cyber incident response plan, cyber incidents and cyber defense metrics, and cyber security protocols and trainings.

Item 2.	Properties.
DESCRIPTION OF REAL ESTATE
Our investments in real estate assets as of December 31, 2023 consisted of interests in wholly owned properties and eight joint ventures. The following table sets forth information with respect to our real estate assets by segment as of December 31, 2023. We own a fee simple interest in all properties unless otherwise noted.

Property Name	Location	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Consolidated Properties:
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	100%	2002	June 30, 2005	409,000	100%
Suwanee Distribution Center(1)	Suwanee, GA	100	2013	June 28, 2013	559,000	100
Grand Prairie Distribution Center
3325 West Trinity Boulevard	Grand Prairie, TX	100	2013	January 22, 2014	277,000	100
3324 West Trinity Boulevard	Grand Prairie, TX	100	2015	May 31, 2019	145,000	100
Charlotte Distribution Center	Charlotte, NC	100	1991	June 27, 2014	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	100	1996	April 15, 2015	441,000	100
4055 Corporate Drive	Grapevine, TX	100	1996	April 15, 2015	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	100	1985	September 30, 2015	31,000	67
1225 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	109,000	100
1300 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	71,000	100
1301 Mittel Drive	Wood Dale, IL	100	1985	September 30, 2015	53,000	100
1350 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	56,000	100
2501 Allan Drive	Elk Grove, IL	100	1985	September 30, 2015	198,000	83
2601 Allan Drive	Elk Grove, IL	100	1985	September 30, 2015	124,000	100
Tampa Distribution Center	Tampa, FL	100	2009	April 11, 2016	386,000	100
Aurora Distribution Center	Aurora, IL	100	2016	May 19, 2016	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	100	1997	June 29, 2016	87,000	100
28145 West Harrison Parkway	Valencia, CA	100	1997	June 29, 2016	114,000	100
28904 Paine Avenue	Valencia, CA	100	1999	June 29, 2016	117,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	100	1988	June 29, 2016	142,000	100
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	100	2016	September 8, 2016	225,000	100
6015 Giant Road	Richmond, CA	100	2016	September 8, 2016	252,000	—
6025 Giant Road	Richmond, CA	100	2016	December 29, 2016	41,000	100
Mason Mill Distribution Center	Buford, GA	100	2016	December 20, 2017	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	100	1991	March 29, 2019	117,000	100
45630 Northport Loop East	Fremont, CA	100	1995	March 29, 2019	120,000	100
Taunton Distribution Center(1)	Taunton, MA	100	2016	August 23, 2019	200,000	100
Chandler Distribution Center
1725 East Germann Road	Chandler, AZ	100	2016	December 5, 2019	122,000	100
1825 East Germann Road	Chandler, AZ	100	2016	December 5, 2019	89,000	100
Fort Worth Distributiom Center	Fort Worth, TX	100	2020	October 23, 2020	351,000	100
Whitestown Distribution Center
4993 Anson Boulevard	Whitestown, IN	100	2020	December 11, 2020	280,000	100
5102 E 500 South	Whitestown, IN	100	2020	December 11, 2020	440,000	100
Louisville Distribution Center	Shepherdsville, KY	100	2020	January 21, 2021	1,040,000	100
Southeast Phoenix Distribution Center
6511 West Frye Road	Chandler, AZ	100	2019	February 23, 2021	102,000	100
6565 West Frye Road	Chandler, AZ	100	2019	February 23, 2021	118,000	100
6615 West Frye Road	Chandler, AZ	100	2019	February 23, 2021	136,000	100
6677 West Frye Road	Chandler, AZ	100	2019	February 23, 2021	118,000	100
6635 West Frye Road	Chandler, AZ	100	2019	June 8, 2022	105,000	100
6575 West Frye Road	Chandler, AZ	100	2019	June 8, 2022	140,000	100

Property Name	Location	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Louisville Airport Distribution Center(1)	Louisville, KY	100	2020	June 24, 2021	284,000	100
13500 Danielson Street	Poway, CA	95	1997	July 2, 2021	73,000	100
237 Via Vera Cruz	San Marcos, CA	95	1987	July 2, 2021	66,000	100
4211 Starboard	Fremont, CA	95	1997	July 9, 2021	130,000	100
5 National Way	Durham, NC	100	2020	September 28, 2021	188,000	100
47 National Way(1)	Durham, NC	100	2020	September 28, 2021	187,000	100
Friendship Distribution Center
4627 Distribution Pkwy	Buford, GA	100	2020	October 20, 2021	126,000	100
4630 Distribution Pkwy	Buford, GA	100	2020	October 20, 2021	149,000	100
4646 Distribution Pkwy	Buford, GA	100	2020	October 20, 2021	102,000	100
4651 Distribution Pkwy	Buford, GA	100	2020	October 20, 2021	272,000	100
South San Diego Distribution Center
2001 Sanyo Avenue	San Diego, CA	100	1987	October 28, 2021	320,000	100
2055 Sanyo Avenue	San Diego, CA	100	1991	October 28, 2021	209,000	50
2065 Sanyo Avenue	San Diego, CA	100	2020	October 28, 2021	136,000	100
1755 Britannia Drive	Elgin, IL	100	2020	November 16, 2021	80,000	100
2451 Bath Road	Elgin, IL	100	2020	November 16, 2021	327,000	100
687 Conestoga Parkway	Shepardsville, KY	100	2021	November 17, 2021	327,000	100
2840 Loker Avenue	Carlsbad, CA	95	1998	November 30, 2021	104,000	100
15890 Bernardo Center Drive	San Diego, CA	95	1991	November 30, 2021	48,000	100
Northeast Atlanta Distribution Center	Jefferson, GA	100	2016	April 8, 2022	459,000	100
West Phoenix Distribution Center(1)	Glendale, AZ	100	2022	September 30, 2022	1,200,000	100
Puget Sound Distribution Center	Lacey, WA	100	2021	October 6, 2022	142,000	100
Louisville Logistics Center(1)	Shepherdsville, KY	100	2022	April 10, 2023	1,043,000	100
Office Segment:
Monument IV at Worldgate	Herndon, VA	100%	2001	August 27, 2004	228,000	100%
140 Park Avenue(1)	Florham Park, NJ	100	2015	December 21, 2015	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	100	2015	April 1, 2016	40,000	100
Genesee Plaza
9333 Genesee Ave	San Diego, CA	100	1983	July 2, 2019	80,000	95
9339 Genesee Ave	San Diego, CA	100	1983	July 2, 2019	81,000	95
Fountainhead Corporate Park	Tempe, AZ	100	1985	February 6, 2020	295,000	86
170 Park Avenue	Florham Park, NJ	100	1998	February 2, 2021	147,000	100
9101 Stony Point Drive(1)	Richmond, VA	100	2018	September 15, 2021	87,000	100
North Tampa Surgery Center	Odessa, FL	100	2021	October 8, 2021	13,000	100
Duke Medical Center(1)	Durham, NC	100	2010	December 23, 2021	60,000	98
KC Medical Office Portfolio
8600 NE 82nd Street	Kansas City, MO	100	2021	December 23, 2021	11,000	100
1203 SW 7 Highway	Blue Springs, MO	100	2000	December 23, 2021	10,000	100
Roeland Park Medical Office	Roeland Park, KS	100	2021	December 28, 2021	30,000	100
South Reno Medical Center(1)	Reno, NV	100	2004	December 28, 2021	32,000	100
Sugar Land Medical Office(1)	Sugar Land, TX	100	2020	December 30, 2021	37,000	100
Cedar Medical Center	Flagstaff, AZ	100	2022	April 29, 2022	26,000	100
North Boston Medical Center	Haverhill, MA	100	2017	June 28, 2022	30,000	100
North Charlotte Medical Center	Stanley, NC	100	2017	June 28, 2022	25,000	100
Grand Rapids Medical Center	Wyoming, MI	100	2018	July 21, 2022	25,000	100
Glendale Medical Center	Los Angeles, CA	100	2018	July 29, 2022	20,000	100
6300 Dumbarton Circle(1)	Fremont, CA	100	1990	September 15, 2022	44,000	100
6500 Kaiser Drive(1)	Fremont, CA	100	1990	September 15, 2022	88,000	100
Greater Sacramento Medical Center	Rancho Cordova, CA	100	2012	September 16, 2022	18,000	100
Residential Segment:
Townlake of Coppell(1)	Coppell, TX	100%	1986	May 22, 2015	351,000	95%
AQ Rittenhouse	Philadelphia, PA	100	2015	July 30, 2015	92,000	96
Lane Parke Apartments	Mountain Brook, AL	100	2014	May 26, 2016	263,000	96
Dylan Point Loma	San Diego, CA	100	2016	August 9, 2016	204,000	89

Property Name	Location	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
The Penfield(1)	St. Paul, MN	100	2013	September 22, 2016	245,000	95
180 North Jefferson	Chicago, IL	100	2004	December 1, 2016	217,000	96
Jory Trail at the Grove	Wilsonville, OR	100	2012	July 14, 2017	315,000	97
The Reserve at Johns Creek	Johns Creek, GA	100	2007	July 28, 2017	244,000	89
Villas at Legacy	Plano, TX	100	1999	June 6, 2018	340,000	94
Stonemeadow Farms	Bothell, WA	100	1999	May 13, 2019	228,000	94
Summit at San Marcos	Chandler, AZ	100	2018	July 31, 2019	257,000	93
Princeton North Andover	North Andover, MA	100	2019	May 3, 2021	204,000	97
The Preserve at the Meadows(1)	Fort Collins, CO	100	2001	August 23, 2021	208,000	95
The Rockwell(1)	Berlin, MA	100	2020	August 31, 2021	233,000	97
Miramont	Fort Collins, CO	100	1995	September 29, 2021	212,000	97
Pinecone	Fort Collins, CO	100	1993	September 29, 2021	176,000	96
Reserve at Venice(1)	North Venice, FL	100	2021	December 17, 2021	268,000	96
Woodside Trumbull	Trumbull, CT	100	2021	December 21, 2021	207,000	97
Jefferson Lake Howell	Casselberry, FL	100	2021	March 30, 2022	374,000	95
Oak Street Lofts	Tigard, OR	100	2021	July 15, 2022	162,000	94
Molly Brook on Belmont	North Haledon, NJ	100	2019	September 27, 2022	177,000	96
Single-Family Rental Portfolio II	Various	95	Various	Various	718,000	96
Retail Segment:
The District at Howell Mill(2)	Atlanta, GA	88%	2006	June 15, 2007	306,000	98%
Grand Lakes Marketplace(2)	Katy, TX	90	2012	September 17, 2013	131,000	98
Rancho Temecula Town Center	Temecula, CA	100	2007	June 16, 2014	165,000	98
Skokie Commons	Skokie, IL	100	2015	May 15, 2015	97,000	98
Whitestone Market	Austin, TX	100	2003	September 30, 2015	145,000	99
Maui Mall	Kahului, HI	100	1971	December 22, 2015	235,000	89
Silverstone Marketplace(1)	Scottsdale, AZ	100	2015	July 27, 2016	78,000	87
Kierland Village Center	Scottsdale, AZ	100	2001	September 30, 2016	118,000	99
Timberland Town Center	Beaverton, OR	100	2015	September 30, 2016	92,000	95
Montecito Marketplace	Las Vegas, NV	100	2007	August 8, 2017	190,000	100
Milford Crossing	Milford, MA	100	2018	January 29, 2020	159,000	100
Patterson Place	Durham, NC	100	2010	May 31, 2022	25,000	82
Silverado Square	Las Vegas, NV	100	2018	June 1, 2022	48,000	98
Woodlawn Point	Marietta, GA	100	1993	June 30, 2022	98,000	99
Other Segment:
South Beach Parking Garage(3)	Miami Beach, FL	100%	2001	January 28, 2014	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage(4)	Chicago, IL	100%	2003	December 23, 2014	167,000	N/A
NYC Retail Portfolio(5)	NY/NJ	14	1996 - 2004	December 8, 2015	1,787,000	90%
Pioneer Tower(6)	Portland, OR	100	1990	June 28, 2016	308,000	60
The Tremont(2)	Burlington, MA	75	2016	July 19, 2018	175,000	94
The Huntington(2)	Burlington, MA	75	2018	July 19, 2018	115,000	93
Siena Suwanee Town Center(7)	Suwanee, GA	100	2018	December 15, 2020	226,000	92
Single-Family Rental Portfolio I(8)	Various	47	Various	August 5, 2021	7,207,000	93
Kingston at McLean Crossing(2)	McLean, VA	80	2018	December 3, 2021	279,000	96
___________
1.This property is included in our DST Program.
2.We own a majority interest in the joint venture that owns a fee simple interest in this property.
3.The parking garage contains 343 stalls. This property is owned leasehold.
4.We own a condominium interest in the building that contains a 366 stall parking garage.
5.We own an approximate 14% interest in a portfolio of 6 urban infill retail properties located in the greater New York City area.
6.We own a condominium interest in the building that contains a 17 story multi-tenant office property.
7.We own a condominium interest in the project that contains a 240-unit residential property.
8.We own an approximate 47% interest in a portfolio of over 4,000 single-family rental homes located in various markets across the United States.

ACQUISITIONS
2023 Acquisitions
During the year ended December 31, 2023, we acquired one industrial property totaling 1,043,000 square feet for approximately $81,500 and 140 single-family rental houses for approximately $40,000.
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
DISPOSITIONS
2023 Dispositions
On November 16, 2023, we sold Presley Uptown, a 240-unit residential property located in Charlotte, North Carolina for approximately $65,800 less closing costs and the loan of $30,000 was assumed by the buyer. We recorded a gain on the sale of the property in the amount of $14,347.
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

FINANCING
The following is a summary of the mortgage notes for our consolidated properties as of December 31, 2023:

Property	Interest Rate	Maturity Date	Principal Balance
Charlotte Distribution Center	3.66%	September 1, 2024	$8,885
Genesee Plaza	4.30	January 1, 2025	37,283
Jory Trail at the Grove	3.81	February 1, 2025	41,082
Skokie Commons	3.31	June 1, 2025	22,591
DFW Distribution Center	3.23	June 1, 2025	17,720
AQ Rittenhouse	3.65	September 1, 2025	26,370
Timberland Town Center	4.07	October 1, 2025	19,203
Whitestone Market	3.58	December 1, 2025	25,750
Miramont Apartments	3.87	March 1, 2026	26,607
Pinecone Apartments	3.87	March 1, 2026	24,416
Louisville Distribution Center	1.76	May 1, 2026	52,250
Maui Mall	3.64	June 1, 2026	34,632
Rancho Temecula Town Center	4.02	July 1, 2026	28,000
Dylan Point Loma	3.83	September 1, 2026	38,807
237 Via Vera Cruz	6.84	September 1, 2026	11,880
4211 Starboard Drive	6.84	September 1, 2026	20,612
13500 Danielson Street	6.84	September 1, 2026	10,990
2840 Loker Ave	6.84	September 1, 2026	14,316
15890 Bernardo Center Drive	6.84	September 1, 2026	8,702
Lane Parke Apartments	3.18	November 1, 2026	37,000
The District at Howell Mill	5.30	March 1, 2027	27,168
San Juan Medical Center	3.35	October 1, 2027	16,730
Whitestown Distribution Center	2.95	February 10, 2028	34,000
Townlake of Coppell	2.41	April 10, 2028	36,030
Southeast Phoenix Distribution Center	2.70	June 1, 2028	49,000
Princeton North Andover	6.89	June 1, 2028	39,900
Grand Lakes Marketplace	6.12	October 5, 2028	23,900
Stonemeadow Farms	3.62	August 1, 2029	42,978
Reserve at Johns Creek	3.58	December 1, 2029	26,000
Summit at San Marcos	3.28	May 1, 2030	35,900
Mason Mill Distribution Center	3.25	October 1, 2030	17,500
The Penfield	2.50	October 1, 2030	35,500
South San Diego Distribution Center	3.18	January 1, 2031	72,500
Villas at Legacy	2.53	January 1, 2031	29,500
The Preserve at the Meadows	2.57	October 1, 2031	32,400
The Rockwell	2.62	October 1, 2031	46,310
Reserve at Venice	2.98	March 1, 2032	55,800
Molly Brook on Belmont	3.31	August 1, 2042	53,538

On April 28, 2022, we entered into a credit agreement providing for a $1,000,000 revolving line of credit and unsecured term loan (collectively, the "Credit Facility") with a syndicate of eight lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Capital Markets LLC, Wells Fargo Securities, LLC and Capital One, National Association. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. The $1,000,000 Credit Facility consists of a $600,000 revolving line of credit (the “Revolving Credit Facility”) and a $400,000 term loan (the “Term Loan”). The Revolving Credit Facility contains a sublimit of $25,000 for letters of credit. The primary interest rate for the Revolving Credit Facility is based on one-month term secured overnight financing rate ("SOFR") plus 0.10% (“Adjusted Term SOFR”), plus a margin ranging from 1.3% to 2.00%, depending on our total leverage ratio. The primary interest rate for the Term Loan is based on Adjusted Term SOFR, plus a margin ranging from 1.25% to 1.95%, depending on our total leverage ratio. The maturity date of the Revolving Credit Facility is April 28, 2025 and the Term Loan is April 28, 2027. The Credit Facility contains two, twelve-month extension options at our election. Based on our current total leverage ratio, we can elect to borrow at Adjusted Term SOFR plus 1.55% and Adjusted Term SOFR plus 1.50% for the Revolving Credit Facility and Term Loan, respectively, or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) Adjusted Term SOFR plus 1.0%, plus (ii) a margin ranging from 0.30% to 1.00% for base rate loans under the Revolving Credit Facility or a margin ranging from 0.25% to 0.95% for base rate loans under the Term Loan. If the “base rate” is less than 1.0%, it will be deemed to be 1.0% for purposes of the Credit Facility. We intend to use the Revolving Credit Facility to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of December 31, 2023, we believe no material adverse effects had occurred. As our mortgage notes mature, we will explore refinancing and paying off the loans as well as full or partial sales of the properties. To accomplish these refinancings and pay downs, we would use cash on hand, our Credit Facility, cash from future property operations and capital from the proceeds of the Current Public Offering and the DST Program.
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
At December 31, 2023, we had $460,000 outstanding under the Revolving Credit Facility at Adjusted Term SOFR plus 1.55% and $400,000 outstanding under the Term Loan at Adjusted Term SOFR plus 1.50%. We entered into swap and collar agreements for $650,000 of the Credit Facility to fix the floating rate SOFR at 3.87% (all in rate of 5.37% to 5.42% at December 31, 2023). The interest swap and collar agreements mature on April 28, 2027.
At December 31, 2023, we were in compliance with all debt covenants.
INSURANCE
Although we believe our investments are currently adequately covered by insurance consistent with the terms and levels of coverage that are standard in our industry, we cannot provide assurance that all losses will be covered or predict at this time if we will be able to obtain adequate coverage at a reasonable cost in the future.

OPERATING STATISTICS
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of December 31, 2023:

	Number of Properties/ Portfolios (1)	Total Area (Sq Ft)	% of Total Area	Stabilized Occupancy %	Estimated Percent of Fair Value	Average Minimum Base Rent per Occupied Sq Ft(2)
Industrial	61	14,481,000	61%	98%	40%	$6.52
Office	23	1,527,000	6	97	13	33.30
Residential	22	5,695,000	24	95	35	24.89
Retail	14	1,887,000	8	96	12	22.06
Other	1	130,000	1	N/A	—	N/A
Total	121	23,720,000	100%	97%	100%	$13.95
________
(1)Residential includes over 500 single-family rental homes in the Single-Family Rental Portfolio II.
(2)Amount calculated as in-place minimum base rent for all occupied space at December 31, 2023 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
The following table shows our operating statistics by property type for our unconsolidated properties as of December 31, 2023:

	Number of Properties/ Portfolios (1)	Total Area (Sq Ft)	% of Total Area	Stabilized Occupancy %	Estimated Percent of Fair Value	Average Minimum Base Rent per Occupied Sq Ft(2)
Office	1	308,000	3%	60%	6%	$33.13
Residential	5	8,002,000	77	93	82	14.93
Retail	6	1,787,000	18	90	11	34.77
Other	1	167,000	2	N/A	1	N/A
Total	13	10,264,000	100%	91%	100%	$18.94
________
(1)Residential includes over 4,000 single-family rental homes in the Single-Family Rental Portfolio I.
(2)Amount calculated as in-place minimum base rent for all occupied space at December 31, 2023 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of December 31, 2023, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $13.00 for our consolidated properties. As of December 31, 2023, the scheduled lease expirations at our consolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2024 (2)	48	$10,263	575,000	6%
2025	68	17,665	1,344,000	10
2026	68	18,777	2,573,000	10
2027	76	30,424	2,157,000	17
2028	63	20,890	2,440,000	11
2029 and thereafter	148	84,213	8,518,000	46
Total	471	$182,232	17,607,000
________
(1)Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2023 presented in the year of lease expiration.
(2)Does not include 5,343 leases totaling approximately 5,413,000 square feet and approximately $134,734 in annualized minimum base rent associated with the residential properties and single-family rental houses we owned as of December 31, 2023.

As of December 31, 2023, the scheduled lease expirations at our unconsolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2024 (2)	17	$11,162	396,000	18%
2025	14	11,599	252,000	19
2026	18	9,736	263,000	16
2027	12	6,535	221,000	11
2028	4	4,468	75,000	7
2029 and thereafter	23	17,480	477,000	29
Total	88	$60,980	1,684,000
________
(1)Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2023 presented in the year of lease expiration.
(2)Does not include 4,860 leases totaling approximately 7,422,123 square feet and approximately $110,828 in annualized minimum base rent associated with the unconsolidated residential investments and single-family rental houses.
The following table shows the aggregate stabilized portfolio occupancy rates for our consolidated and unconsolidated properties as of December 31, 2023 and each of the previous five years:

As of December 31,	Stabilized Occupancy Rate for Consolidated Properties(1)	Stabilized Occupancy Rate for Unconsolidated Properties(1)
2023	97%	91%
2022	97	93
2021	98	94
2020	96	87
2019	97	91
2018	94	93
________
(1)We calculate stabilized portfolio occupancy as the occupancy of all the properties we own, excluding newly constructed properties that have not yet leased up to 90% since our acquisition of the property.

The following tables show the stabilized occupancy rates for our consolidated properties by property type as well as the average minimum base rent per occupied square foot as of December 31, 2023 and 2022:

	Stabilized Occupancy Rate (1)
	December 31, 2023	December 31, 2022	Change
Industrial	98%	99%	(1)%
Office	97	95	2
Residential	95	93	2
Retail	96	93	3
Total	97%	97%	—%
________
(1)    We calculate stabilized portfolio occupancy as the occupancy of all the properties we own, excluding newly constructed properties that have not yet leased up to 90% since our acquisition of the property.

	Average Minimum Base Rent per Occupied Square Foot (1)
	December 31, 2023	December 31, 2022	Change
Industrial	$6.52	$6.44	$0.08
Office	33.30	32.32	0.98
Residential	24.89	24.09	0.80
Retail	22.06	22.35	(0.29)
Total	$13.95	$13.84	$0.11
________
(1)      Amount calculated as in-place minimum base rent for all occupied space and excludes any straight line rents, tenant recoveries and percentage rent revenues.
Our industrial properties' stabilized occupancy rate remained nearly fully occupied from December 31, 2022 to December 31, 2023. The average minimum base rent per occupied square foot for our industrial properties at December 31, 2023 increased slightly when compared to December 31, 2022, due to higher in place rents of our recent acquisitions, as well as base rent increases in our existing properties.
Our office properties' stabilized occupancy rate increased from December 31, 2022 to December 31, 2023 primarily due to new leases at Fountainhead Corporate Park and Genesee Plaza. Average minimum base rent increased from December 31, 2022 to December 31, 2023 as a result of recent leasing and base rent increases within our office portfolio.
Our residential properties' stabilized occupancy rate increased from December 31, 2022 to December 31, 2023. The average minimum base rents per occupied square foot for our residential properties at December 31, 2023 increased when compared to December 31, 2022, due to increases in market rents in 2023 throughout the segment.
Our retail properties' stabilized occupancy rate increased from December 31, 2022 to December 31, 2023. The average minimum base rents per occupied square foot for our retail properties at December 31, 2023 decreased slightly when compared to December 31, 2022, primarily due to new leasing of vacant space at Grand Lakes Marketplace.
The stabilized occupancy rate of our properties remained high at 97% across our overall portfolio from December 31, 2022 to December 31, 2023. The average minimum base rent per occupied square foot increased from December 31, 2022 to December 31, 2023, primarily due to higher in place rents of our recent acquisitions and increase in rental rates in renewed leases.

PRINCIPAL TENANTS
The following table sets forth the top ten tenants of our consolidated properties based on their percentage of annualized minimum base rent as of December 31, 2023:

Tenants	Property	Line of Business	Date of Lease Expiration	Lease Renewal Options	Annual Minimum Base Rent (1)	% of Total Area	% of Annualized Minimum Base Rent (2)
Amazon	Monument IV at Worldgate, Maui Mall & Grand Lakes Marketplace	Internet Web Services / Online Retailer / Grocery Store	Various	Various	$11,122	1%	3%
Williams-Sonoma	Pinole Point Distribution Center, Taunton Distribution Center, & West Phoenix Distribution Center	Home Products Retailer	Various	Various	9,097	6%	2%
McKesson Corporation	Louisville Distribution Center	Pharmaceutical Distributor	December 31, 2030	Two 5-year options	4,481	4%	1%
UPS	Louisville Logistics Center, Maui Mall, & Kierland Village	Supply Chain Management	Various	Various	4,431	4%	1%
Celularity Inc	170 Park Ave	Biotechnology Company	January 31, 2036	Two 5-year options	3,305	1%	1%
Mitsubishi Electric	Suwanee Distribution Center	HVAC Manufacturer	July 31, 2028	None	2,965	2%	1%
Quanta Computer	Fremont Distribution Center	Computer Manufacturer	August 31, 2025	Two 5-year options	2,801	1%	1%
Summit Medical Group	140 Park Ave	Medical Practice	April 30, 2030	Three 5-year options	2,750	<1%	1%
TJX Companies	Maui Mall, Milford Crossing, Montecito Marketplace, & The District at Howell Mill	Home Products Retailer	Various	Various	2,851	1%	1%
Virginia Urology	9101 Stony Point Drive	Medical Equipment Supplier	March 31, 2035	None	2,505	<1%	1%
Total					$46,308	20%	13%
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

PRINCIPAL PROPERTIES
The following table sets forth our top ten consolidated properties based on percentage of annualized minimum base rent as of December 31, 2023:

Properties	Property Type	% of Total Area	% of Annualized Minimum Base Rent (1)
Monument IV at Worldgate	Office	1%	3%
Single-Family Rental Portfolio II	Residential	3	3
Jefferson Lake Howell	Residential	2	3
180 North Jefferson	Residential	1	3
South San Diego Distribution Center	Industrial	3	3
Townlake of Coppell	Residential	2	2
Fountainhead Corporate Park	Office	1	2
Lane Parke Apartments	Residential	1	2
Dylan at Point Loma	Residential	1	2
Jory Trail at the Grove	Residential	1	2
Total		16%	25%
________
(1)Minimum base rent is calculated as in-place minimum base rent excluding any above- and below-market lease amortization, straight-line rents, tenant recoveries and percentage rent revenues.
Principal Executive Offices: Our principal executive and administrative offices are located at 333 West Wacker Drive, Chicago, IL, 60606. We consider these facilities to be suitable and adequate for the management and operations of our business.

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
Our common stock is not currently traded on any exchange, and there is no established public trading market for our common stock. As of March 14, 2024, there were 23,615 stockholders of record of our common stock, including 12,558 holders of Class A, 4,154 holders Class M, 46 holders Class A-I, 6,856 holders of Class M-I and 1 holder of Class D shares.
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
At the beginning of each calendar year, our Advisor develops a valuation plan with the objective of having each of our wholly owned properties valued each quarter by an appraisal. Newly acquired wholly owned properties (not including a DST Property acquired following our operating partnership's exercise of its FMV Option) will initially be valued at cost and thereafter will join the quarterly appraisal cycle during the quarter following the calendar quarter in which we own the property. Development assets, if any, will be valued at cost plus capital expenditures and will join the quarterly appraisal cycle during the development stage as determined by the independent valuation advisor, but no later than completion. Acquisition costs and expenses incurred in connection with the acquisition of multiple wholly owned properties that are not directly related to any single wholly owned property generally will be allocated among the applicable wholly owned properties pro rata based on relative values. Properties purchased as a portfolio or held in a joint venture that acquires properties over time may be valued as a single asset and additions to an existing portfolio will initially be valued at cost and thereafter will join the quarterly appraisal cycle for that portfolio during the next scheduled quarterly appraisal.

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
Individual investments in mortgages and other debt interests are initially valued by our Advisor at our acquisition cost and will join the quarterly appraisal cycle during the quarter following the calendar quarter in which we acquire the mortgage or other debt interest. For example, fixed rate mortgages will be valued at our acquisition cost and thereafter marked to market on a quarterly basis, with principal and interest payments discounted to their present value using a discount rate based on current market rates. In addition, variable interest rate debt will be marked to market on a quarterly basis taking into account the market interest rate spreads change for comparable indebtedness. Furthermore, the quarterly valuations of participating mortgages will reflect the changes in value of the underlying real estate, with anticipated sale proceeds (estimated cash flows) discounted to their present value using a discount rate based on current market rates. The collateral underlying the mortgage or other debt interest will be valued once annually, starting in the quarter that is one year after the quarter of acquisition, and communicated in a restricted, limited-scope appraisal report. The collateral underlying the mortgage or other debt interest will be valued once annually, starting in the quarter that is one year after the quarter of acquisition, and communicated in a restricted, limited-scope appraisal report. Our board of directors may retain additional independent valuation firms to assist with the valuation of our private mortgage loans. Notwithstanding the foregoing, this policy only applies to investments in private debt interests and does not apply to any debt facilities placed on direct property investments or company-level credit or debt facilities, which will be carried at cost.
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
NAV as of December 31, 2023
The following table presents our historical NAV per share as of each date indicated below:

	NAV per Share
Quarter Ended	Class A	Class M	Class A-I	Class M-I	Class D
December 31, 2023	$12.48	$12.50	$12.51	$12.49	$12.47
September 30, 2023	13.09	13.10	13.12	13.10	13.08
June 30, 2023	13.32	13.34	13.35	13.33	13.31
March 31, 2023	13.76	13.78	13.79	13.77	13.75
December 31, 2022	14.37	14.39	14.40	14.38	14.36
September 30, 2022	14.90	14.93	14.94	14.92	14.90
June 30, 2022	14.85	14.88	14.89	14.87	14.85
March 31, 2022	14.73	14.76	14.77	14.76	14.74
The decrease in NAV from December 31, 2022 to December 31, 2023 is primarily related to an overall 10.5% decrease in the values of our properties during 2023.

The following table provides a breakdown of the major components of our NAV per share as of December 31, 2023:

	December 31, 2023
Component of NAV	Class A	Class M	Class A-I	Class M-I	Class D	Total
Real estate investments(1)	$2,252,352	$557,163	$94,988	$1,946,316	$50,335	$4,901,154
Debt	(967,426)	(239,312)	(40,799)	(835,978)	(21,620)	(2,105,135)
Other assets and liabilities, net	58,756	14,535	2,478	50,773	1,313	127,855
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,343,682	$332,386	$56,667	$1,161,111	$30,028	$2,923,874
Number of outstanding shares	107,680,719	26,599,396	4,529,817	92,951,608	2,407,370
NAV per share	$12.48	$12.50	$12.51	$12.49	$12.47
________
(1)The value of our real estate investments was greater than the historical cost by approximately 0.8% as of December 31, 2023.
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
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2023:

	Healthcare	Industrial	Office	Residential	Retail	Other (1)	Total Company
Exit capitalization rate	5.5%	5.3%	6.3%	5.2%	5.7%	6.5%	5.4%
Discount rate/internal rate of return (IRR)	6.9	6.9	7.6	6.9	7.0	8.1	6.9
Annual market rent growth rate	3.0	3.1	2.7	3.2	2.9	3.0	3.1
Holding period (years)	10.0	10.1	10.0	10.0	10.0	19.0	10.1
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

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		December 31, 2023	December 31, 2022
Discount Rate - weighted average	0.25% increase	(2.0)%	(1.8)%
Exit Capitalization Rate - weighted average	0.25% increase	(2.9)	(3.0)
Annual market rent growth rate - weighted average	0.25% decrease	(1.5)	(1.4)
The following table reconciles stockholders' equity per our Consolidated Balance Sheet to our NAV:

December 31, 2023
Stockholders' equity under GAAP	$1,850,327
Adjustments:
Accrued dealer manager fees (1)	178,493
Organization and offering costs (2)	255
Unrealized real estate appreciation (3)	235,081
Accumulated depreciation, amortization and other (4)	659,718
NAV	$2,923,874
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

UNREGISTERED SALES OF EQUITY SECURITIES
On March 3, 2015, we commenced the Private Offering of up to $350,000 in shares of our Class D common stock with indefinite duration. No Class D shares were issued during the three months ended December 31, 2023.
ISSUER PURCHASES OF EQUITY SECURITIES
Share Repurchase Plan
We adopted a share repurchase plan whereby on a daily basis stockholders may request we repurchase all or a portion of their shares of common stock at that day's NAV per share. The share repurchase plan is subject to a one-year holding period, with certain exceptions, and limited to 5% of NAV per quarter. As of December 31, 2023, we have neither deferred nor rejected any request for repurchase under our share repurchase plan. All repurchases were paid out from offering proceeds. During the quarter ended December 31, 2023, we fulfilled 100% of repurchase requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV(1)	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Plan (2)
October 1-October 31, 2023	4,058,486	$13.07	4,058,486	1.7%	—
November 1-November 30, 2023	2,831,466	13.01	2,831,466	1.2	—
December 1-December 31, 2023	2,248,527	12.89	2,248,527	0.9	—
Total	9,138,479	$13.01	9,138,479	3.8%	—
________
(1)    Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior quarter end.
(2)    Repurchases are limited as described above.
SOURCES OF DISTRIBUTIONS
The following table summarizes our distributions paid over the last three fiscal years:

	For the Year Ended December 31,
	2023	2022	2021
Distributions:
Paid in cash	$45,705	$41,553	$33,070
Reinvested in shares	80,644	75,574	59,133
Total distributions	126,349	117,127	92,203
Source of distributions:
Cash flow from operating activities	99,871	60,503	87,349
Cash flow from investing activities	26,478	56,624	4,854
Total sources of distributions	$126,349	$117,127	$92,203

Performance Graph (Dollars in whole dollars)
The following graph is a comparison of the cumulative return of our shares of Class M-I common stock (post leverage and fees), the Standard and Poor’s 500 Index (“S&P 500”) and the National Counsel of Real Estate Investment Fiduciaries Fund Index-Open-End Diversified Core Equity (“ODCE”). The graph assumes that $100 was invested on January 1, 2019 in each of our shares of Class M-I common stock, the S&P 500 Index and the ODCE, assuming that all dividends were reinvested without the payment of any commissions. We currently have Class A, Class M, Class A-I, Class M-I and Class D shares of common stock outstanding. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.
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
The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties, which as of December 31, 2023 comprised the following properties (year acquired shown in parentheses for recent acquisitions):

Industrial	Office	Residential	Retail	Other
Kendall Distribution Center	Monument IV at Worldgate	Townlake of Coppell	The District at Howell Mill	South Beach Parking Garage
Suwanee Distribution Center	140 Park Avenue	AQ Rittenhouse	Grand Lakes Marketplace
Grand Prairie Distribution Center	San Juan Medical Center	Lane Parke Apartments	Rancho Temecula Town Center
Charlotte Distribution Center	Genesee Plaza	Dylan Point Loma	Skokie Commons
DFW Distribution Center	Fountainhead Corporate Park	The Penfield	Whitestone Market
O'Hare Industrial Portfolio	170 Park Avenue (2021)	180 North Jefferson	Maui Mall
Tampa Distribution Center	9101 Stony Point Drive (2021)	Jory Trail at the Grove	Silverstone Marketplace
Aurora Distribution Center	North Tampa Surgery Center (2021)	The Reserve at Johns Creek Walk	Kierland Village Center
Valencia Industrial Portfolio	Durham Medical Office (2021)	Villas at Legacy	Timberland Town Center
Pinole Point Distribution Center	1203 SW 7 Highway (2021)	Stonemeadow Farms	Montecito Marketplace
Mason Mill Distribution Center	8600 NE 82nd Street (2021)	Summit at San Marcos	Milford Crossing
Fremont Distribution Center	South Reno Medical Center (2021)	Princeton North Andover (2021)	Patterson Place (2022)
3324 Trinity Boulevard	Roeland Park Medical Office (2021)	The Preserve at the Meadows (2021)	Silverado Square (2022)
Taunton Distribution Center	Sugar Land Medical Office (2021)	The Rockwell (2021)	Woodlawn Point (2022)
Chandler Distribution Center	Cedar Medical Center (2022)	Miramont Apartments (2021)
Forth Worth Distribution Center	North Boston Medical Center (2022)	Pinecone Apartments (2021)
Whitestown Distribution Center	North Charlotte Medical Center (2022)	The Reserve at Venice (2021)
Louisville Distribution Center (2021)	Grand Rapids Medical Center (2022)	Woodside Trumbull (2021)
Southeast Phoenix Distribution Center (2021)	Glendale Medical Center (2022)	Jefferson Lake Howell (2022)
Louisville Airport Distribution Center (2021)	6300 Dumbarton Circle (2022)	Oak Street Lofts (2022)
237 Via Vera Cruz (2021)	6500 Kaiser Drive (2022)	Molly Brook on Belmont (2022)
4211 Starboard (2021)	Greater Sacramento Medical Center (2022)	Single-Family Rental Portfolio II (2022 - 2023)
13500 Danielson Street (2021)
5 National Way (2021)
47 National Way (2021)
Friendship Distribution Center (2021)
South San Diego Distribution Center (2021)
1755 Britannia Drive (2021)
2451 Bath Road (2021)
687 Conestoga Parkway (2021)
2840 Loker Avenue (2021)
15890 Bernardo Center Drive (2021)
Northeast Atlanta Distribution Center (2022)
West Phoenix Distribution Center (2022)
Puget Sound Distribution Center (2022)
Louisville Logistics Center (2023)
Dispositions:
•South Seattle Distribution Center (sold in 2021),
•Norfleet Distribution Center (sold in 2022),
•The Edge at Lafayette (sold in 2022),
•Oak Grove Plaza (sold in 2022), and
•Presley Uptown (sold in 2023).

Discussions surrounding our Unconsolidated Properties refer to properties owned through joint venture arrangements or condominium interests, which as of December 31, 2023, 2022 and 2021 comprised the following properties:

Pioneer Tower
NYC Retail Portfolio (1)
Chicago Parking Garage
The Tremont
The Huntington
Siena Suwanee Town Center
Single-Family Rental Portfolio I (1)
Kingston at McLean Crossing
________
(1)     We have elected to account for this investment using the fair value option.
Our primary business is the ownership and management of a diversified portfolio of industrial, office, residential, retail and other properties primarily located in the United States. It is expected that over time our real estate portfolio will be further diversified on a global basis and will be complemented further by additional investments in real estate-related assets.
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
Estimated Percent of Fair Value as of December 31, 2023

Property Sector Diversification
Office - Traditional: 3%
Office - Healthcare: 10%
Industrial: 32%
Other: 1%
Retail: 12%
Residential: 42%

Geographic Region Diversification
Midwest: 9%
West: 38%
East: 24%
South: 29%

Future Lease Expirations
The future lease expiration table represents the lease expirations by both total square feet and annualized minimum base rents for current tenants of our Consolidated Properties (excluding our residential properties).

Year	Total Occupied Square Footage	Annualized Minimum Base Rents (1)	Percent of Annualized Minimum Base Rents
2024 (2)	575,000	$10,263	6%
2025	1,344,000	17,665	10
2026	2,573,000	18,777	10
2027	2,157,000	30,424	17
2028	2,440,000	20,890	10
2029	1,254,000	10,692	6
2030	2,340,000	21,057	12
2031	276,000	3,950	2
2032 and thereafter	2,164,000	48,514	27
________
(1)Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues.
(2)Does not include 5,343 short-term leases totaling approximately 5,413,000 square feet and approximately $134,734 in annualized minimum base rent associated with our residential properties and single-family rental houses as of December 31, 2023.
Ten-Year Debt Repayment
The ten-year debt repayment table represents debt principal repayments and maturities and the weighted average interest rate of those repayments and maturities for our Consolidated Properties and our Credit Facility.

Year	Principal Repayments and Maturities	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2024	$17,653	1%	3.79%
2025	653,473	32	5.57
2026	309,240	15	4.05
2027	447,860	22	4.82
2028	190,348	9	4.02
2029	68,110	3	3.55
2030	89,694	4	2.98
2031	172,158	8	2.82
2032	51,416	3	2.99
2033 and thereafter	41,798	2	3.31
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
Impairment of Long-Lived Assets
Our estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates and the length of our anticipated holding period. These assumptions could differ materially from actual results. If our strategy changes or if market conditions otherwise dictate a change in the holding period and an exit date, an impairment loss could be recognized and such loss could be material. We recorded no impairment related to consolidated properties during the years ended December 31, 2023 and 2022. During the year ended December 31, 2021, we determined that The Edge at Lafayette no longer fits our current investment objectives and strategy; therefore, we reduced our expected hold period. We further determined that this asset was impaired as the carrying value of the investment was not deemed recoverable. Therefore, we recognized an impairment charge totaling $1,822, which represents the difference between the sale price less estimated costs to sell and the carrying value of the property.
Recent Events and Outlook
Property Valuations
Property valuations decreased across our portfolio driven by capital market assumptions related to increasing interest rates causing increasing capitalization and discount rates throughout the year ended December 31, 2023.

Credit Facility
On April 28, 2022, we entered into our $1,000,000 Credit Facility, which consists of a $600,000 Revolving Credit Facility and a $400,000 Term Loan. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. We are in compliance with our debt covenants as of December 31, 2023. We expect to maintain compliance with our debt covenants.
Liquidity
At December 31, 2023, we had in excess of $87,000 in total cash on hand, $50,000 in marketable securities and $140,000 of capacity under our Credit Facility. Looking into 2024, we expect to utilize our cash on hand and Credit Facility capacity to acquire new properties, fund repurchases of our shares, extinguish mortgage notes maturing and fund quarterly distributions.
Share Repurchase Plan
During the fourth quarter of 2023, we repurchased 100% of requests totaling $118,870 of our common stock pursuant to our share repurchase plan, which had a quarterly limit of $157,301. The quarterly limit on repurchases is calculated as 5% of our NAV as of the last day of the previous quarter. The limit for the first quarter of 2024 is $146,194.
Fair Value of Assets and Liabilities
We account for our approximate 14% investment in the NYC Retail Portfolio and our approximate 47% investment in the Single-Family Rental Portfolio I using the fair value option. During the year ended December 31, 2023, we recorded a unrealized fair value loss of $3,551 and a unrealized fair value gain of $400 related to our investments in NYC Retail Portfolio and Single-Family Rental Portfolio I, respectively. Our interest rate swaps and collars resulted in an unrealized fair value loss of $3,381 during the year. We utilize our interest rate swaps and collars to fix interest rates on variable rate debt we plan to hold to maturity.
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
On October 16, 2019, we, through our operating partnership, initiated the DST Program to raise up to $2,000,000 in private placements exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder through the sale of beneficial interests to accredited investors in specific DSTs holding DST Properties, which may be sourced from our real properties or from third parties.
Capital Raised and Use of Proceeds
As of December 31, 2023, we have raised gross proceeds of approximately $5,320,000 from our public and private offerings since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $5,582,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $714,000 and repurchase shares of our common stock for approximately $1,533,000.

2023 Property Acquisitions
•one industrial property totaling 1,043,000 square feet, and
•140 single-family rental houses.
2023 Mortgage Originations
•originated three mortgage loans totaling approximately $94,000.
2023 Property Dispositions
•disposed of Presley Uptown.
2023 Financing
•refinanced the mortgage note payable on Grand Lakes Marketplace, and
•retired the mortgage notes payable related to Friendship Distribution Center, Aurora Distribution Center, Presley Uptown, and 180 N Jefferson for a total of approximately $128,000.
Leasing and Occupancy
We ended 2023 with our stabilized portfolio occupancy at 96%. We calculate stabilized portfolio occupancy as the occupancy of all the properties we own, excluding newly constructed properties that have not yet leased up to 90% since our acquisition of the property. During the year we signed new or renewal leases encompassing approximately 1,585,000 square feet of industrial, office and retail property space at over 25% increase in rental rates over expiring rental rates. Additionally, for properties owned all 12 months of 2022 and 2023 we experienced a 3.1% increase in rental revenue and a 2.9% increase in net operating income in 2023 as compared to 2022.
During 2023, we raised approximately $625,000 of new capital, acquired over $120,000 of real estate investments and initiated approximately $94,000 of mortgage note receivables. These properties and mortgage note receivables are in keeping with the investment strategy we began in 2012 and provide solid cash flow and good dividend coverage. We will continue to make these types of investments in 2024 and beyond.
The 2023 property acquisitions and leasing activity were in line with our long-term strategic objectives of generating attractive income, preserving stockholder capital and realizing moderate appreciation of our NAV over time. Our gross dividends declared and paid in 2023 was $0.58 per share.
We expect to maintain a targeted company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted company leverage ratio. Our company leverage ratio was 39% as of December 31, 2023.
Net Asset Value
The NAV per share for our five classes of common stock was between $12.47 and $12.51 as of December 31, 2023. The decrease of approximately $0.61 per share in NAV from September 30, 2023 is primarily related to decrease in the values of our properties as a result of increasing capital market assumptions. Additionally, we paid a distribution of $0.145 per share during the quarter ended December 31, 2023, less share class specific fees. For the year ended December 31, 2023, our Class A, Class M, Class A-I, and Class M-I common stock had total net returns of (9.94)%, (9.50)%, (9.45)% and (9.25)%, respectively, including cash distributions of $0.58 per share, less share class specific fees.
2024 Key Initiatives
Our initiatives for 2024 are to use capital raised from our public and private offerings and the DST Program to acquire new investment opportunities, repurchase stock under our share repurchase plan, and fund quarterly distributions. Likely acquisition candidates may include well-located, residential properties, industrial, healthcare, grocery-anchored retail properties and originating mortgage loan investments that align with our property investment strategy. We will also attempt to further our geographic diversification. We will use debt financing when attractive interest rates are available, while looking to keep the company leverage ratio in the 30% to 50% range in the near term. We also intend to use our Revolving Credit Facility to allow us to efficiently manage our cash flows.

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
Results of Operations for the Years ended December 31, 2023 and 2022:
Properties acquired or sold during any of the periods are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. 76 of our consolidated properties have been owned for the entire years ended December 31, 2023 and 2022 and are referred to as our comparable properties.
Revenues
The following chart sets forth revenues, by reportable segment, for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change
Revenues:
Rental revenue
Industrial	$103,271	$100,212	$3,059	3.1%
Office	47,072	44,717	2,355	5.3
Residential	105,853	100,025	5,828	5.8
Retail	48,744	50,788	(2,044)	(4.0)
Other	385	310	75	24.2
Comparable properties total	$305,325	$296,052	$9,273	3.1%
Recent acquisitions and sold properties	72,916	31,579	41,337	130.9
Total rental revenue	$378,241	$327,631	$50,610	15.4%

Other revenue
Industrial	$1,877	$127	$1,750	1,378%
Office	1,487	1,392	95	6.8
Residential	5,364	4,987	377	7.6
Retail	1,089	497	592	119.1
Other	2,021	2,099	(78)	(3.7)
Comparable properties total	$11,838	$9,102	$2,736	30.1%
Recent acquisitions and sold properties	1,825	455	1,370	301.1
Total other revenue	$13,663	$9,557	$4,106	43.0%
Interest on mortgage notes receivable	2,015	—	2,015	100.0
Total revenues	$393,919	$337,188	$56,731	16.8%
Rental revenue at comparable properties increased by $9,273 for the year ended December 31, 2023 as compared to the same period in 2022. The increases within our residential, office and industrial segments was primarily related to an increase in rental rates and occupancy at various properties during the year ended December 31, 2023 as compared to the same period of 2022. Decreases in our retail segment are primarily related to the timing of collections from tenants that experienced a decrease in operations in past years as well as a decrease in recovery revenue during the year ended December 31, 2023 as compared to 2022.

Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties increased by $2,736 for the year ended December 31, 2023 as compared to the same period in 2022 primarily related to an $1,800 lease restoration payment received from a former tenant at one of our industrial properties.
Interest on mortgage note receivable relates to interest income earned on mortgage notes originated by us. During the year ended December 31, 2023, we entered into three mortgage notes payable totaling $94,000. We had no mortgage note receivables outstanding in 2022.
Operating Expenses
The following chart sets forth real estate taxes and property operating expenses, by reportable segment, for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change
Operating expenses:
Real estate taxes
Industrial	$17,775	$16,324	$1,451	8.9%
Office	4,283	4,489	(206)	(4.6)
Residential	14,257	14,581	(324)	(2.2)
Retail	5,991	5,704	287	5.0
Other	375	389	(14)	(3.6)
Comparable properties total	$42,681	$41,487	$1,194	2.9%
Recent acquisitions and sold properties	9,705	3,822	5,883	153.9
Total real estate taxes	$52,386	$45,309	$7,077	15.6%

Property operating expenses:
Industrial	$8,761	$8,932	$(171)	(1.9)%
Office	10,753	9,584	1,169	12.2
Residential	30,578	28,100	2,478	8.8
Retail	8,752	8,143	609	7.5
Other	843	798	45	5.6
Comparable properties total	$59,687	$55,557	$4,130	7.4%
Recent acquisitions and sold properties	13,352	5,980	7,372	123.3
Total property operating expenses	$73,039	$61,537	$11,502	18.7%
Total operating expenses	$125,425	$106,846	$18,579	17.4%
Real estate taxes at comparable properties increased by $1,194 for the year ended December 31, 2023 as compared to the same period in 2022. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estate taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased by $4,130 during the year ended December 31, 2023 as compared to the same period in 2022. The increases generally relate to higher repairs and maintenance projects, increased property management fees due to higher revenues, higher salary costs and higher utility costs in some markets.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change
Property general and administrative	$(2,765)	$(2,882)	$117	(4.1)%
Advisor fees	(44,400)	(50,333)	5,933	(11.8)
Company level expenses	(6,268)	(8,762)	2,494	(28.5)
Depreciation and amortization	(147,470)	(138,104)	(9,366)	6.8
Interest expense	(195,483)	(99,284)	(96,199)	96.9
Loss from unconsolidated affiliates and fund investments	(10,815)	(3,403)	(7,412)	217.8
Investment income on marketable securities	2,170	1,505	665	44.2
Net realized loss upon sale of marketable securities	(1,675)	(879)	(796)	90.6
Net unrealized change in fair value of investment in marketable securities	5,703	(9,570)	15,273	(159.6)
Gain on disposition of property and extinguishment of debt, net	14,056	37,253	(23,197)	(62.3)
Total expenses	$(386,947)	$(274,459)	$(112,488)	41.0%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses remained relatively flat for the year ending December 31, 2023 as compared to the same period in 2022.
Advisor fees relate to the fixed advisory and performance fees earned by our Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The decrease in advisor fees of $5,933 for the year ended December 31, 2023 is primarily related a decrease in performance fees of $6,969 as there was no performance fee earned in 2023 partially offset by an increase in fixed fees.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses decreased $2,494 for the year ended December 31, 2023 as compared to the same period in 2022 primarily related to an approximate $2,500 tax provision decrease attributable to gains on sales of properties in our taxable REIT subsidiary related to the DST program.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $9,366 in depreciation and amortization expense for the year ended December 31, 2023 as compared to the same period in 2022 is primarily related to additional expense from our 2023 and 2022 acquisitions.
Interest expense increased by $96,199 for the year ended December 31, 2023 as compared to the same period in 2022 primarily as a result of approximately $23,145 increased interest expense from increased usage of our Credit Facility in 2022 and 2023 and higher overall interest rates. Also contributing to the increase in interest expenses was $62,126 of increased interest expense on the financial obligations related to the DST Program, which includes non-cash net interest expense related to the properties that were repurchased of $46,122. Unrealized losses on our interest rate swaps and collars also contributed to an increase in interest expense in the amount of $3,391 during the year ended December 31, 2023 compared to unrealized gains of $7,686 during the same period of 2022.
Loss from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont, The Huntington, Siena Suwanee Town Center and Kingston at McLean Crossing as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio and the Single-Family Rental Portfolio I. During the year ended December 31, 2023, we recorded a $3,551 decrease in the fair value of our investment in NYC Retail Portfolio and a $400 increase in fair value in Single-Family Rental Portfolio I as well as $7,312 in distributions of income. During the year end ended December 31, 2022, we recorded a $2,723 increase in the fair value in the Single-Family Rental Portfolio I in addition to $7,895 of distributions of income and a $9,457 decrease in the fair value of NYC Retail Portfolio. Additionally, during the year ended December 31, 2023, we recorded an impairment charge totaling $18,904 related to our investment in Pioneer Tower as the carrying value of the investment exceeded its estimated fair value.

Investment income on marketable securities relates to dividends earned on our portfolio of publicly traded REIT securities. We recorded dividend income of $2,170 and $1,505 during the years ended December 31, 2023 and 2022, respectively.
Net realized loss upon the sale of marketable securities relates to sales of individual stocks within our portfolio of publicly traded REIT stocks. We recorded a realized loss of $1,675 during the year ended December 31, 2023 as compared to a realized loss of $879 during the year end December 31, 2022.
Net unrealized change in fair value of investment in marketable securities relate to changes in fair value of our portfolio of publicly traded REIT securities. We recorded an unrealized gain of $5,703 during the year ended December 31, 2023 as compared to unrealized loss of $9,570 during the year ended December 31, 2022.
Gain on disposition of property and extinguishment of debt, net of $14,056 in the year ended December 31, 2023 relates to the gain on sale of Presley Uptown and the gain on disposal of property and relinquishment of debt, net of $37,253 in the year ended December 31, 2022 relates to the gain on sale of Norfleet Distribution Center, The Edge at Lafayette and Oak Grove Plaza.
Results of Operations for the Years ended December 31, 2022 and 2021:
For discussion on our results of operations for the years ended December 31, 2022 and 2021 please see our Annual Report on Form 10-K filed with the SEC on March 27, 2023.
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
FFO does not give effect to real estate depreciation and amortization because these amounts are computed to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO provides stockholders with an additional view of our operating performance. We also use Adjusted FFO ("AFFO") as a supplemental measure of operating performance. We define AFFO as FFO adjusted for straight-line rental income, amortization of above- and below-market leases, amortization of net premium or discount on assumed debt, gains or losses on derivative instruments and the extinguishment or modification of debt, adjustments for investments accounted for under the fair value option, net unrealized change in fair value of investments in marketable securities, acquisition expenses and adjustments for DST Properties. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO and AFFO provide investors with an additional view of our operating performance.
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

The following table presents a reconciliation of net income to NAREIT FFO for the periods presented:

Reconciliation of net income to NAREIT FFO	Year ended December 31,
	2023	2022	2021
Net (loss) income attributable to JLL Income Property Trust, Inc.	$(111,739)	$(42,551)	$49,121
Real estate depreciation and amortization(1)	144,012	144,239	105,631
(Gain) loss on disposition of property and unrealized loss (gain) on investment in unconsolidated real estate affiliate(1)	(9,242)	(29,846)	(97,525)
Impairment of depreciable real estate(1)	17,515	12,341	1,774
NAREIT FFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$40,546	$84,183	$59,001
Weighted average shares outstanding, basic and diluted	240,639,048	229,552,710	186,610,215
NAREIT FFO per share, basic and diluted	$0.17	$0.37	$0.32
________
(1)    Includes amounts attributable to our ownership share of both consolidated properties and unconsolidated real estate affiliates for all periods.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented (2022 and 2021 have been restated to conform with 2023 presentation):

Reconciliation of NAREIT FFO to AFFO	Year ended December 31,
	2023	2022	2021
NAREIT FFO attributable to JLL Income Property Trust, Inc.	$40,546	$84,183	$59,001
Straight-line rental income(1)	(4,379)	(7,815)	(4,503)
Amortization of above- and below-market leases(1)	(4,256)	(3,845)	(3,231)
Amortization of net premium/(discount) on assumed debt(1)	(655)	(1,208)	(442)
Loss (gain) on derivative instruments and extinguishment or modification of debt(1)	4,013	(12,396)	(3,413)
Adjustment for investments accounted for under the fair value option(2)	9,638	7,097	3,276
Net unrealized change in fair value of investment in marketable securities (1)	(4,986)	9,244	(2,823)
Acquisition expenses(1)	—	377	(582)
Adjustment for DST Properties(3)	70,001	17,512	(5,017)
AFFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$109,922	$93,149	$42,266
Weighted average shares outstanding, basic and diluted	240,639,048	229,552,710	186,610,215
AFFO per share, basic and diluted	$0.46	$0.41	$0.23
________
(1)    Includes amounts attributable to our ownership share of both consolidated properties and unconsolidated real estate affiliates for all periods.
(2)    Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio and Single-Family Rental Portfolio I.
(3)    Adjustments to reflect the AFFO attributable to the Company for DST Properties including non-cash interest expense related to the FMV Option. Prior periods adjusted to conform to current period presentation.

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
Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Credit Facility
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our continuous public offering	•	Draws from lender escrow accounts
•	Other company level expenses	•	Sales of beneficial interests in the DST Program
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Issuance of mortgage notes receivable
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Dealer Manager
The sources and uses of cash for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change
Net cash provided by operating activities	$99,871	$60,503	$39,368
Net cash used in investing activities	(198,985)	(782,947)	583,962
Net cash provided by financing activities	110,351	704,530	(594,179)

Net cash provided by operating activities increased by $39,368 for the year ending December 31, 2023, as compared to the same period in 2022. The increase in cash from operating activities is primarily due to the decrease in payments of the performance fee earned by the Advisor in 2022 and paid in 2023 in the amount of $29,742.
Net cash used in investing activities decreased by $583,962 for the year ending December 31, 2023 as compared to the same period in 2022. The decrease during the year ended December 31, 2023 as compared to 2022 was related to a decrease in acquisitions of $719,741 as well as lower net investments in marketable securities of $9,435 offset by cash used for our initial investments in mortgage notes receivables of $93,798. Also impacting the decrease in net cash used in investing activities was a decrease in proceeds from the sales of real estate investments during the year ended December 31, 2023 in the amount of $65,231 as compared to $98,247 during the year ended December 31, 2022.
Net cash provided by financing activities decreased by $594,179 for the year ending December 31, 2023 as compared to the same period in 2022. The decrease is primarily related to lower net sales of common stock of $606,319 during the year ending December 31, 2023 as compared to the same period in 2022. The change was offset by higher net proceeds from mortgage note payables and other debt payable of $34,683 for the year ending December 31, 2023 as compared to the same period in 2022.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates, and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements of our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rate at December 31, 2023 and 2022:

	Consolidated Debt
	December 31, 2023		December 31, 2022
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$1,685,350	3.89%	$1,362,214	3.38%
Variable	356,400	6.48	581,400	5.81
Total	$2,041,750	4.34%	$1,943,614	4.11%
Covenants
At December 31, 2023, we were in compliance with all debt covenants.
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
We are subject to market risk associated with changes in interest rates in terms of the price of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of December 31, 2023, we had consolidated debt of $2,041,750. Including the $16,696 net discount on the assumption of debt and debt issuance costs, we had consolidated debt of $2,025,054 at December 31, 2023. We also entered into interest rate derivative agreements on $650,000 of the variable rate debt that cap the SOFR rate at between 2.6% and 4.5% that mature in 2027. A 0.25% movement in the interest rate on the $356,400 of variable-rate debt would have resulted in a $891 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2023, the fair value of our mortgage notes and other debt payable was estimated to be approximately $153,000 lower than the carrying value of $2,041,750. If treasury rates were 0.25% higher at December 31, 2023, the fair value of our consolidated debt would have been approximately $171,000 lower than the carrying value.

Item 8.	Financial Statements and Supplementary Data.
See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of December 31, 2023, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
As of December 31, 2023, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
In accordance with the rules of the SEC, certain information required by Part III is omitted and incorporated by reference into this Form 10-K from our definitive proxy statement (our "2024 Proxy Statement") relating to our 2024 annual meeting of stockholders (our “2024 Annual Meeting”) to be filed with the SEC no later than April 29, 2024.
On March 11, 2024, our board of directors determined to hold the 2024 Annual Meeting on June 13, 2024.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our 2024 Proxy Statement.

Item 11.	Executive Compensation.
The information required by this Item is incorporated by reference to our 2024 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
The information required by this Item is incorporated by reference to our 2024 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our 2024 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our 2024 Proxy Statement.
Our independent registered public accounting firm is KPMG LLP, Chicago, Illinois Auditor Firm ID: 185.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(1)Consolidated Financial Statements: See “Index to Consolidated Financial Statements” at page F-1 below.
(2)Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2023” at page F-33 below.
(3)Exhibits

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

3.2	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Appendix A to the Company’s prospectus supplement filed with the SEC on May 9, 2013).

3.3	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014).

3.4	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2014).

3.5	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2014).

3.6	Second Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2015).

3.7	Certificate of Correction to the Company’s Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2016).

3.8	Third Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed with the SEC on October 16, 2019).

3.9	Fourth Articles of Amendment to the Second Articles of Amendment and Restatements of Jones Lang LaSalle Income Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on October 3, 2022).

3.10	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.10 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).

4.1	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix C to the Company’s Registration Statement on Form S-11 filed with the SEC on April 13, 2023).

4.2	Description of the Company's securities (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2023).

10.1	Fourth Amended and Restated Advisory Agreement, dated October 16, 2019, among Jones Lang LaSalle Income Property Trust, Inc., JLLIPT Holdings LP and LaSalle Investment Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2019).

10.2	Amended and Restated Dealer Manager Agreement between Jones Lang LaSalle Income Property Trust, Inc. JLLIPT Holdings LP and LaSalle Investment Management Distributors, LLC, dated as of March 9, 2021 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021).

10.3	Amended and Restated Jones Lang LaSalle Income Property Trust, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.4	License Agreement by and between Jones Lang LaSalle Income Property Trust, Inc. and Jones Lang LaSalle IP, Inc. dated as of November 14, 2011 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-11, Commission File No. 333-177963, filed with the SEC on November 14, 2011).

10.5	Dealer Manager Agreement between Jones Lang LaSalle Income Property Trust, Inc. and LaSalle Investment Management Distributors, LLC, dated as of March 3, 2015 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed with the SEC on March 5, 2015).

10.6	Amended and Restated Dealer Manager Agreement, dated August 25, 2021, among JLL Exchange TRS, LLC, LaSalle Investment Management Distributors, LLC, JLLIPT Holdings LP and Jones Lang LaSalle Income Property Trust, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the SEC on March 11, 2022).

Exhibit Number	Description
10.7	Form of First Amended and Restated Trust Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019).

10.8	Form of Master Lease (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019).

10.9	Fourth Amended and Restated Limited Partnership Agreement of JLLIPT Holdings LP (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2021).

10.10	Purchase and Sale Agreement for Single-Family Rental Portfolio I , dated August 5, 2021 between LIPT SFR Portfolio, LLC and GVI RH JV HoldCo, LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2021).

10.11	Seventh Amended and Restated Independent Director's Compensation Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report filed with the SEC on March 27, 2023).

10.12	Credit Agreement between Jones Lang LaSalle Income Property Trust, Inc. and JPMorgan Chase Bank, N.A. for a $1 billion revolving line of credit and unsecured term loan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2022).

21.1*	Subsidiaries of the Registrant.

24.1*	Power of Attorney (included in signature page).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	RH Joint Ventures, LLC and Subsidiaries Consolidated Financial Statements as of and for the years ended December 31, 2023 and 2022.

99.2*	Madison NYC Core Retail Partners, LP Financial Statements as of and for the years ended December 31, 2023 and 2022.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

104*	Cover Page Intereactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*     Filed herewith.
**    Furnished herewith.

Item 16.	Form 10-K Summary.
The Company has elected not to provide summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, JLL Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JLL INCOME PROPERTY TRUST, INC.

		By:	/S/ C. ALLAN SWARINGEN
Date:	March 14, 2024		C. Allan Swaringen President, Chief Executive Officer

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

Signature	Title	Date

/S/ LYNN C. THURBER	Chairperson of the Board of Directors, Director	March 14, 2024

/S/ C. ALLAN SWARINGEN	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2024

/S/ GREGORY A. FALK	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2024

/S/ R. MARTEL DAY	Director	March 14, 2024

/S/ TAMARA D. FISCHER	Director	March 14, 2024

/S/ JACQUES N. GORDON	Director	March 14, 2024

/S/ KRISTY F. HEUBERGER	Director	March 14, 2024

/S/ DOUGLAS A. LINDGREN	Director	March 14, 2024

/S/ WILLIAM E. SULLIVAN	Director	March 14, 2024

/S/ ROBIN M. ZEIGLER	Director	March 14, 2024

JLL Income Property Trust, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
JLL Income Property Trust, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of JLL Income Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
Expected hold period of net property and equipment
As discussed in Note 2 to the consolidated financial statements, the Company evaluates the recoverability of net property and equipment whenever events or changes in circumstances, including changes in the expected hold period, indicate that the carrying amount of net property and equipment may exceed fair value. As of December 31, 2023, the Company had net property and equipment of $4,117,782 thousand.
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
Fair value of investment in unconsolidated real estate affiliate
As discussed in Note 2 and 4 to the consolidated financial statements, the Company evaluates the carrying values of its investments in unconsolidated real estate affiliates accounted for under the equity method. The Company analyzes these investments when circumstances change and at every reporting period to determine if an other-than-temporary impairment exists and, if so, the Company assesses its ability to recover the carrying costs of the investment. During the year ended December 31, 2023, the Company concluded that an other-than-temporary decline in value existed in one of its investments in unconsolidated real estate affiliates and recognized an impairment charge of $18,904 thousand.
We identified the assessment of the fair value of an investment in unconsolidated real estate affiliate as a critical audit matter. Subjective auditor judgement, and the need for specialized skills and knowledge, was required in evaluating the relevance of the discount rate, capitalization rate, and market rent used to determine the fair value of this investment. Changes in these assumptions could have a significant impact on the determination of the fair value of the investment in unconsolidated real estate affiliate.
The following are the primary procedures we performed to address this critical audit matter. We involved valuation professionals with specialized skills and knowledge, who assisted in (1) assessing the discount rate and capitalization rate by benchmarking the Company's rates against a range of applicable rates developed using third-party market data and industry research publications for assets within the same market as the subject investment, and (2) comparing the Company's market rent assumption to available leasing information and industry research publications.
/s/ KPMG LLP
We have served as the Company’s auditor since 2012.
Chicago, Illinois
March 14, 2024

JLL Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	December 31,
	2023	2022
ASSETS
Investments in real estate:
Land (including from VIEs of $78,865 and $70,527, respectively)	$734,350	$725,078
Buildings and equipment (including from VIEs of $271,596 and $236,265, respectively)	3,804,636	3,728,507
Less accumulated depreciation (including from VIEs of $(35,833) and $(28,622), respectively)	(421,204)	(335,216)
Net property and equipment	4,117,782	4,118,369
Investments in unconsolidated real estate affiliates	176,135	202,203
Real estate fund investments	343,021	346,171
Net investments in real estate	4,636,938	4,666,743
Investment in marketable securities	50,200	44,182
Mortgage notes receivable	94,145	—
Cash and cash equivalents (including from VIEs of $10,027 and $10,720, respectively)	87,887	70,940
Restricted cash (including from VIEs of $2,522 and $1,082, respectively)	26,918	32,628
Tenant accounts receivable, net (including from VIEs of $791 and $1,724, respectively)	8,964	8,656
Deferred expenses, net (including from VIEs of $3,835 and $1,234, respectively)	21,533	15,867
Acquired intangible assets, net (including from VIEs of $3,904 and $8,372, respectively)	223,612	256,515
Deferred rent receivable, net (including from VIEs of $1,579 and $1,539, respectively)	38,636	33,567
Prepaid expenses and other assets (including from VIEs of $11,060 and $6,383, respectively)	35,254	25,120
TOTAL ASSETS	$5,224,087	$5,154,218
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $116,066 and $116,852, respectively)	$2,025,054	$1,924,527
Accounts payable and other accrued expenses (including from VIEs of $6,472 and $3,806, respectively)	57,207	49,747
Financing obligation	756,853	726,375
Accrued offering costs	184,017	187,742
Accrued interest (including from VIEs of $634 and $526, respectively)	2,374	6,057
Accrued real estate taxes (including from VIEs of $1,016 and $591, respectively)	12,413	10,396
Advisor fees payable	3,672	10,820
Acquired intangible liabilities, net (including from VIEs of $292 and $417, respectively)	41,415	43,407
TOTAL LIABILITIES	3,083,005	2,959,071
Commitments and contingencies	—	—
Redeemable noncontrolling interests	15,447	12,387
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized 107,680,719 and 113,645,166 shares issued and outstanding at December 31, 2023 and 2022, respectively	1,077	1,136
Class M common stock: $0.01 par value; 200,000,000 shares authorized 26,599,396 and 26,170,260 shares issued and outstanding at December 31, 2023 and 2022, respectively	266	262
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized 4,529,817 and 4,950,208 shares issued and outstanding at December 31, 2023 and 2022 respectively	45	50
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized 92,951,608 and 95,803,409 shares issued and outstanding at December 31, 2023 and 2022, respectively	930	958
Class D common stock: $0.01 par value; 200,000,000 shares authorized 2,407,370 and 3,023,025 shares issued and outstanding at December 31, 2023 and 2022, respectively	24	30
Additional paid-in capital (net of offering costs of $357,958 and $337,559 as of December 31, 2023 and 2022, respectively)	2,791,951	2,799,539
Distributions to stockholders	(817,439)	(691,090)
Accumulated deficit	(126,527)	(14,788)
Total JLL Income Property Trust, Inc. stockholders’ equity	1,850,327	2,096,097
Noncontrolling interests	275,307	86,663
Total equity	2,125,634	2,182,760
TOTAL LIABILITIES AND EQUITY	$5,224,087	$5,154,218
The abbreviation “VIEs” above means Variable Interest Entities.
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
$ in thousands, except per share amounts

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenues:
Rental revenue	$378,241	$327,631	$227,940
Other revenue	13,663	9,557	11,398
Interest on mortgage notes receivable	2,015	—	—
Total revenues	393,919	337,188	239,338
Operating expenses:
Real estate taxes	52,386	45,309	32,837
Property operating	73,039	61,537	43,995
Property general and administrative	2,765	2,882	1,596
Advisor fees	44,400	50,333	65,667
Company level expenses	6,268	8,762	4,841
Provision for impairment of real estate	—	—	1,822
Depreciation and amortization	147,470	138,104	94,051
Total operating expenses	326,328	306,927	244,809
Other (expenses) and income:
Interest expense	(195,483)	(99,284)	(48,230)
(Loss) income from unconsolidated real estate affiliates and fund investments	(10,815)	(3,403)	67,333
Investment income on marketable securities	2,170	1,505	418
Net realized (loss) gain upon sale of marketable securities	(1,675)	(879)	247
Net unrealized change in fair value of investment in marketable securities	5,703	(9,570)	2,933
Gain on disposition of property and extinguishment of debt, net	14,056	37,253	33,422
Total other (expenses) and income	(186,044)	(74,378)	56,123
Net (loss) income	(118,453)	(44,117)	50,652
Net loss (income) attributable to the noncontrolling interests	6,714	1,566	(1,531)
Net (loss) income attributable to JLL Income Property Trust, Inc.	$(111,739)	$(42,551)	$49,121
Net (loss) income attributable to JLL Income Property Trust, Inc. per share-basic and diluted:
Class A	$(0.46)	$(0.18)	$0.28
Class M	(0.46)	(0.20)	0.27
Class A-I	(0.46)	(0.21)	0.28
Class M-I	(0.46)	(0.18)	0.24
Class D	(0.46)	(0.22)	0.26
Weighted average common stock outstanding-basic and diluted	240,639,048	229,552,710	186,610,215
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except per share amounts

	Common Stock		Additional Paid-in Capital	Distributions to Stockholders	(Accumulated Deficit) Retained Earnings	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2020	173,104,467	$1,731	$1,923,488	$(481,760)	$(14,723)	$18,687	$1,447,423
Issuance and conversion of common stock	44,070,311	441	545,261	—	—	—	545,702
Repurchase of shares	(11,151,942)	(111)	(135,135)	—	—	—	(135,246)
Offering costs	—	—	(47,661)	—	—	—	(47,661)
Stock based compensation	20,000	—	238	—	—	—	238
Net income	—	—	—	—	49,121	1,531	50,652
Issuance of OP units	—	—	—	—	—	74,673	74,673
Adjustment of noncontrolling interests	—	—	27,624	—	—	(27,624)	—
Cash contributed from noncontrolling interests	—	—	—	—	—	4,350	4,350
Cash distributed to noncontrolling interests	—	—	—	—	—	(3,812)	(3,812)
Distributions declared ($0.54) per share	—	—	—	(92,203)	—	—	(92,203)
Balance, December 31, 2021	206,042,836	$2,061	$2,313,815	$(573,963)	$34,398	$67,805	$1,844,116
Issuance and conversion of common stock	54,843,496	549	802,089	—	—	—	802,638
Repurchase of shares	(17,321,045)	(174)	(253,686)	—	—	—	(253,860)
Offering costs	—	—	(73,493)	—	—	—	(73,493)
Stock based compensation	26,781	—	396	—	—	—	396
Net loss ($37 loss allocated to redeemable noncontrolling interests)	—	—	—	—	(42,551)	(1,529)	(44,080)
Issuance of OP units	—	—	—	—	—	39,472	39,472
Adjustment of noncontrolling interests	—	—	10,418	—	—	(10,418)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(4,745)	(4,745)
Allocation to redeemable noncontrolling interests	—	—	—	—	(6,635)	(3,922)	(10,557)
Distributions declared ($0.56) per share	—	—	—	(117,127)	—	—	(117,127)
Balance, December 31, 2022	243,592,068	$2,436	$2,799,539	$(691,090)	$(14,788)	$86,663	$2,182,760
Issuance and conversion of common stock	17,858,200	179	242,120	—	—	—	242,298
Repurchase of shares	(27,311,786)	(273)	(367,436)	—	—	—	(367,709)
Offering costs	—	—	(20,399)	—	—	—	(20,399)
Stock based compensation	30,428	—	420	—	—	—	420
Net loss ($54 loss allocated to redeemable noncontrolling interests)	—	—	—	—	(111,739)	(6,660)	(118,399)
Issuance of OP units	—	—	—	—	—	356,803	356,803
Repurchase of OP units	—	—	—	—	—	(8,897)	(8,897)
Adjustment of noncontrolling interests	—	—	138,750	—	—	(138,750)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(13,852)	(13,852)
Allocation to redeemable noncontrolling interests	—	—	(1,043)	—	—	—	(1,043)
Distributions declared ($0.58) per share	—	—	—	(126,349)	—	—	(126,349)
Balance, December 31, 2023	234,168,910	$2,342	$2,791,951	$(817,439)	$(126,527)	$275,307	$2,125,634
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands, except per share amounts

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(118,453)	$(44,117)	$50,652
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	146,255	136,816	93,045
Gain on disposition of property and extinguishment of debt, net	(14,056)	(37,253)	(33,422)
Net realized loss (gain) upon sale of marketable securities	1,675	879	(247)
Net unrealized change in fair value of marketable securities	(5,703)	9,570	(2,933)
Straight line rent	(5,069)	(8,086)	(3,975)
Provision for impairment of real estate	—	—	1,822
Loss (income) from unconsolidated real estate affiliates and fund investments	10,815	3,403	(67,333)
Distributions received from unconsolidated affiliates and fund investments	19,829	18,669	11,860
Non-cash interest expense related to the DST Program	68,815	43,553	10,851
Performance fee	(6,969)	(36,711)	—
Net changes in assets, liabilities and other	2,732	(26,220)	27,029
Net cash provided by operating activities	99,871	60,503	87,349
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(124,170)	(843,911)	(1,238,381)
Proceeds from sales of real estate investments and fixed assets	65,231	98,247	66,992
Capital improvements and lease commissions	(41,632)	(25,361)	(28,764)
Investment in unconsolidated real estate affiliates and fund investments	(1,426)	(497)	(247,394)
Deposits for investments under contract	(1,200)	—	(1,000)
Investment in marketable securities	(29,857)	(30,051)	(45,373)
Proceeds from sale of marketable securities	27,867	18,626	5,347
Investment in mortgage notes receivable	(93,798)	—	—
Net cash used in investing activities	(198,985)	(782,947)	(1,488,573)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	153,901	701,182	512,108
Proceeds from DST Program	318,533	264,336	297,463
Offering costs	(23,968)	(23,528)	(16,792)
Repurchase of shares	(367,093)	(253,858)	(135,246)
Distributions to stockholders	(45,705)	(41,553)	(33,070)
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(22,913)	(4,921)	(3,812)
Contributions received from noncontrolling interests	41	—	4,350
Deposits for loan commitments	—	—	(937)
Draws on credit facility	390,000	395,000	675,000
Payments on credit facility	(155,000)	(405,000)	(140,000)
Proceeds from mortgage notes and other debt payable	23,900	95,800	356,390
Principal payments on mortgage notes and other debt payable	(160,764)	(16,728)	(86,402)
Payment on early extinguishment of debt	—	(91)	—
Debt issuance costs	(581)	(6,109)	(7,780)
Net cash provided by financing activities	110,351	704,530	1,421,272
Net increase (decrease) in cash, cash equivalents and restricted cash	11,237	(17,914)	20,048
Cash, cash equivalents and restricted cash at the beginning of the year	103,568	121,482	101,434
Cash, cash equivalents and restricted cash at the end of the year	$114,805	$103,568	$121,482
Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to Consolidated Statements of Cash Flows
Cash and cash equivalents	$87,887	$70,940	$70,273
Restricted cash	26,918	32,628	51,203
Restricted cash included in assets held for sale	—		6
Cash, cash equivalents and restricted cash at the end of the period	$114,805	$103,568	$121,482
Supplemental disclosure of cash flow information:
Interest paid	$124,905	$58,718	$37,184
Non-cash activities:
Write-offs of receivables	$259	$4	$198
Write-offs of retired assets and liabilities	35,722	24,839	10,257
Change in liability for capital expenditures	(4,652)	(2,395)	(2,109)
Net liabilities transferred at sale of real estate investments	230	1,082	230
Net liabilities assumed at acquisition	228	2,438	2,945
Change in issuance of common stock receivable and redemption of common stock payable	654	2,156	(731)
Change in accrued offering costs	(3,569)	49,965	30,869
Assumption of mortgage notes payable	—	(54,922)	(125,716)
Investments in real estate in exchange for OP Units	355,482	39,472	74,673
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
JLL Income Property Trust, Inc., is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of industrial, office, residential, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2023, we owned interests in a total of 132 properties and nearly 4,500 single-family rental houses located in 28 states.
We own substantially all of our assets through JLLIPT Holdings, LP, a Delaware limited partnership (our “operating partnership”), of which we are a limited partner and JLLIPT Holdings GP, LLC, our wholly owned subsidiary, is the sole general partner. The use of our operating partnership to hold substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). By using an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his or her property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership ("OP Units") and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction. As of December 31, 2023, we raised aggregate proceeds from the issuance of OP Units in our operating partnership of $485,173, and owned directly or indirectly 86.6% of the OP Units of our operating partnership. The remaining 13.4% of the OP Units are held by third parties.
From our inception to December 31, 2023, we have received approximately $5,822,720 in gross offering proceeds from various public and private offerings of shares of our common stock as well as issuance of OP Units. On October 1, 2012, we commenced our initial public offering of common stock and since that time we have offered shares of our common stock in various public offerings registered with the Securities and Exchange Commission (the "SEC").
On December 21, 2021, our most recent public offering (the "Current Public Offering") of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock was declared effective by the SEC. As of December 31, 2023, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Current Public Offering of $1,067,487. We intend to continue to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering.
In addition to our public offerings, on March 3, 2015, we commenced a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated thereunder of up to $350,000 in shares of our Class D common stock with an indefinite duration (the "Private Offering"). As of December 31, 2023, we have raised aggregate gross proceeds of $98,188 in the Private Offering. In addition, on October 16, 2019, we, through our operating partnership, initiated a program (the “DST Program”) to raise up to $2,000,000 in private placements exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts ("DSTs") holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of December 31, 2023, we have raised $1,116,474 of aggregate gross proceeds from our DST program.
As of December 31, 2023, 107,680,719 shares of Class A common stock, 26,599,396 shares of Class M common stock, 4,529,817 shares of Class A-I common stock, 92,951,608 shares of Class M-I common stock, and 2,407,370 shares of Class D common stock were outstanding and held by a total of 24,097 stockholders.
LaSalle acts as our advisor pursuant to the advisory agreement among us, our operating partnership and LaSalle (the "Advisory Agreement"). The term of our Advisory Agreement expires June 5, 2024, subject to an unlimited number of successive one-year renewals. Our Advisor, a registered investment advisor with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. Our executive officers are employees of, and compensated by, our Advisor. We have no employees as all operations are managed by our Advisor.

LaSalle is a wholly owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of December 31, 2023, JLL and its affiliates owned an aggregate of 2,521,801 Class M shares, which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a current value of approximately $31,500.
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
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of December 31, 2023, our VIEs include The District at Howell Mill, Grand Lakes Marketplace, 237 Via Vera Cruz, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, 15890 Bernardo Center Drive and Single-Family Rental Portfolio II due to the joint venture structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs and our operating partnership. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of December 31, 2023, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
Redeemable noncontrolling interests represent noncontrolling interests that are redeemable at the option of the holder or in circumstances out of our control and therefore are accounted for as temporary equity. The carrying amount of the redeemable noncontrolling interests is adjusted over time on an accretive basis to reflect the fair value at the time the noncontrolling interest becomes redeemable by the holder. Changes in the redemption value of redeemable noncontrolling interest are recorded as an allocation of retained earnings on our Consolidated Statements of Equity. We have redeemable noncontrolling interest that related to Grand Lakes Marketplace, 237 Via Vera Cruz, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, 15890 Bernardo Center Drive and Single-Family Rental Portfolio II as of December 31, 2023. As of December 31, 2023, $15,447 related to these third party joint ventures was included in Redeemable noncontrolling interests on our Consolidated Balance Sheet of which $2,920 is immediately puttable by the holder of the noncontrolling interest.
Certain of our joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of its outside joint venture partners.
The carrying amount of our noncontrolling interests reflected in equity are as follows as of December 31:

	2023	2022
Interests in the partnership equity of the operating partnership	$271,650	$82,635
Noncontrolling interest in consolidated joint ventures	3,657	4,028
Total noncontrolling interests reflected in equity	$275,307	$86,663

Investments in Real Estate
Real estate assets are stated at cost. Our real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow over the expected hold period is less than its carrying value in accordance with the authoritative guidance on accounting for the impairment or disposal of long-lived assets. To the extent impairment has occurred, the excess of the carrying value of the asset over its estimated fair value will be charged to operations. The valuation adjustments were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change in the future. If our strategy changes or if market conditions otherwise dictate a change in the holding period and an exit date, an impairment loss could be recognized and such loss could be material. When we have committed to a plan to sell a property that is available for immediate sale, have the necessary approvals and marketing in place, and believe that the sale of the property is probable the assets selected for disposal will be classified as held-for-sale and carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Carrying values are reassessed at each balance sheet date. Due to market fluctuation, actual proceeds realized on the ultimate sale of these properties may differ from estimates and such differences could be material. Depreciation and amortization cease once a property is classified as held-for-sale. For our consolidated properties we recorded no impairment charges for the years ended December 31, 2023 and 2022. We recorded $1,822 in impairment charges in 2021.
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
We evaluate the carrying values of our investments in unconsolidated real estate affiliates accounted for under the equity method, excluding our investment under the fair value option, in accordance with the authoritative guidance on the equity method of accounting for investments in common stock. We analyze our investments in unconsolidated real estate affiliates when circumstances change and at every reporting period and determine if an “other-than-temporary” impairment exists and, if so, we assess our ability to recover our carrying cost of the investment. During the years ended December 31, 2023, 2022 and 2021, we concluded that an other than temporary decline in value exists in our investment in Pioneer Tower and recognized an impairment charge of $18,904, $12,838, and $0, respectively.
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

Rental Revenue Recognition
Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Straight-line rent revenue (representing rents recognized prior to being billed and collectible as provided by the terms of the leases) caused net increases to rent revenue of $5,069, $8,110 and $3,155 for the years ended December 31, 2023, 2022 and 2021, respectively. Also included, as an increase to rent revenue, for the years ended December 31, 2023, 2022 and 2021, are $4,231, $3,455 and $2,714, respectively, of net amortization related to above-and below-market in-place leases at properties acquired as provided by authoritative guidance on goodwill and intangible assets. Tenant recoveries are recognized as revenues in the period the applicable costs are incurred.
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
Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. At December 31, 2023 and 2022, our restricted cash balance on our Consolidated Balance Sheet was primarily related to loan escrow amounts and subscriptions received in advance.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at December 31, 2023 and 2022 was $9,648 and $10,113, respectively.
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
The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include, among other factors, the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement). As of December 31, 2023 and 2022, we have allocated no value to customer relationship value. We amortize the value of in-place leases to expense over the weighted average lease term of the respective leases, which generally range from one to 10 years.
Purchase price has been allocated to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $145,228 and $123,725 at December 31, 2023 and 2022, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $20,811 and $15,566 at December 31, 2023 and 2022, respectively, on the accompanying Consolidated Balance Sheets. Our amortizing intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. According to authoritative guidance, an amortizing intangible asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value. To the extent impairment has occurred, the excess of the carrying value of the amortizing intangible asset over its estimated fair value will be charged to operations.
Future amortization related to amortizing acquired intangible assets and liabilities as of December 31, 2023 is as follows:

	Acquired in-place leases	Acquired above-market leases	Below-market ground lease	Acquired below-market leases
2024	$38,401	$1,581	$401	$(6,229)
2025	31,147	1,416	401	(5,770)
2026	27,215	1,388	15	(4,910)
2027	23,806	1,338	15	(4,159)
2028	21,943	1,241	15	(3,555)
Thereafter	68,223	4,866	200	(16,792)
	$210,735	$11,830	$1,047	$(41,415)
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

We evaluate uncertain tax positions in accordance with FASB ASC 740, Income Taxes. Based upon our current evaluation, we have concluded that there are no significant uncertain tax positions relevant to the jurisdictions where we are required to file income tax returns requiring recognition in the consolidated financial statements at December 31, 2023, 2022, and 2021. We are not subject to federal income tax examinations for tax years prior to 2019.
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
Real estate fund investments accounted for under the fair value option are stated at the fair value of our ownership in the fund. The fair value is recorded based upon changes in the NAV of the limited partnership as determined from the financial statements of the real estate fund. During the years ended December 31, 2023 and 2022, we recorded an unrealized loss and unrealized gain in fair value classified within the Level 3 category of $3,151 and $6,734, respectively, which related to our investments in the NYC Retail Portfolio (as defined below) and the Single-Family Rental Portfolio I (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments). During the year ended December 31, 2023, we recorded an impairment charge in our unconsolidated investment in Pioneer Tower within the Level 3 category of $18,904 utilizing a capitalization rate of 7.0% and a discount rate of 8.25% to reflect our investment at its estimated fair value.
We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable, including amounts included as held for sale, using level two inputs was approximately $153,000 lower and $139,690 lower than the aggregate carrying amounts at December 31, 2023 and 2022, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon extinguishment of our mortgage notes and other debt payable.
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

As of December 31, 2023, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	5	$300,000
Interest Rate Collars	3	350,000
The fair value of our interest rate derivatives represent net assets of $2,435 and $5,106 at December 31, 2023 and 2022, respectively.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting, which provides improvements to reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The standard will be effective for us for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements and footnotes.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes, which provides improvements to income tax disclosures by enhancing the transparency. The standard will be effective for us for the fiscal years beginning after December 15, 2024. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements and footnotes.
NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the industrial, office, residential, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. All references to square footage and units are unaudited. The following table provides information regarding the consolidated properties acquired during the years ended December 31, 2023, 2022 and 2021:

Property Name	Property Type	Acquisition Date	Price	Square Footage / Units	Location
2023 Acquisitions
Single-Family Rental Portfolio II	Single Family Homes	Various	$40,709	140 units	Various
Louisville Logistics	Industrial	April 20, 2023	81,500	1,043,000	Shepherdsville, KY
2022 Acquisitions
Jefferson Lake Howell	Residential	March 30, 2022	$154,100	384 units	Casselberry, FL
Northeast Atlanta Distribution Center	Industrial	April 8, 2022	54,100	459,000	Jefferson, GA
Cedar Medical Center at Flagstaff	Office	April 29, 2022	17,200	26,000	Flagstaff, AZ
Patterson Place	Retail	May 31, 2022	14,500	25,000	Durham, NC
Silverado Square	Retail	June 1, 2022	24,400	48,000	Las Vegas, NV
Southeast Phoenix Distribution Center	Industrial	June 8, 2022	62,400	245,000	Chandler, AZ
North Boston Medical Center	Office	June 28, 2022	22,500	30,000	Haverhill, MA
North Charlotte Medical Center	Office	June 28, 2022	12,500	25,000	Stanley, NC

Property Name	Property Type	Acquisition Date	Price	Square Footage / Units	Location
Woodlawn Point Shopping Center	Retail	June 30, 2022	35,000	98,000	Marietta, GA
Oak Street Lofts	Residential	July 15, 2022	81,500	187 units	Tigard, OR
Grand Rapids Medical Center	Office	July 21, 2022	9,300	25,000	Wyoming, MI
Glendale Medical Center	Office	July 29, 2022	18,200	20,000	Los Angeles, CA
6300 Dumbarton Circle	Office	September 15, 2022	38,000	44,000	Fremont, CA
6500 Kaiser Drive	Office	September 15, 2022	42,500	88,000	Fremont, CA
Greater Sacramento Medical Center	Office	September 16, 2022	11,100	18,000	Rancho Cordova, CA
Molly Brook on Belmont	Residential	September 27, 2022	89,500	180 units	North Haledon, NJ
West Phoenix Distribution Center	Industrial	September 30, 2022	135,000	1,200,000	Glendale, AZ
Puget Sound Distribution Center	Industrial	October 6, 2022	23,800	142,000	Lacey, WA
Single-Family Rental Portfolio II	Single Family Homes	Various	99,600	320 units	Various
2021 Acquisitions
Louisville Distribution Center	Industrial	January 21, 2021	$95,000	1,040,000	Shepherdsville, KY
170 Park Avenue	Office	February 2, 2021	46,600	147,000	Florham Park, NJ
Southeast Phoenix Distribution Center	Industrial	February 23, 2021	91,000	474,000	Chandler, AZ
Princeton North Andover	Residential	May 3, 2021	72,500	192 units	North Andover, MA
Louisville Airport Distribution Center	Industrial	June 24, 2021	32,100	284,000	Louisville, KY
237 Via Vera Cruz and 13500 Danielson Street	Industrial	July 2, 2021	36,640	153,000	San Marcos and Poway, CA
4211 Starboard Drive	Industrial	July 9, 2021	32,000	130,000	Fremont, CA
The Preserve at the Meadows	Residential	August 23, 2021	61,000	220 units	Fort Collins, CO
The Rockwell	Residential	August 31, 2021	84,000	204 units	Berlin, MA
Stony Point Drive	Office	September 15, 2021	52,000	87,000	Richmond, VA
5 National Way and 47 National Way	Industrial	September 28, 2021	66,750	375,000	Durham, NC
Miramont Apartments	Residential	September 29, 2021	57,400	210 units	Fort Collins, CO
Pinecone Apartments	Residential	September 29, 2021	51,600	195 units	Fort Collins, CO
North Tampa Surgery Center	Office	October 7, 2021	8,500	13,000	Odessa, FL
Friendship Distribution Center	Industrial	October 20, 2021	95,000	649,000	Buford, GA
South San Diego Distribution Center	Industrial	October 28, 2021	158,500	665,000	San Diego, CA
1755 Britannia Drive and 2451 Bath Road	Industrial	November 16, 2021	47,100	407,000	Elgin, IL
687 Conestoga Parkway	Industrial	November 17, 2021	39,500	327,000	Shepherdsville, KY
2840 Loker Avenue and 15890 Bernardo Center Drive	Industrial	November 30, 2021	41,100	152,000	Carlsbad and San Diego, CA
The Reserve at Venice	Residential	December 17, 2021	93,000	276 units	North Venice, FL
Woodside Trumbull	Residential	December 21, 2021	98,000	199 units	Trumbull, CT
Durham Medical Office	Office	December 23, 2021	37,125	60,000	Durham, NC
1203 SW 7 Highway	Office	December 23, 2021	3,400	10,000	Blue Springs, MO
8600 NE 82nd Street	Office	December 23, 2021	5,500	11,000	Blue Springs, MO
South Reno Medical Center	Office	December 28, 2021	14,025	32,000	Reno, NV
Roeland Park Medical Office	Office	December 28, 2021	13,300	30,000	Roeland Park, KS
Sugar Land Medical Office	Office	December 30, 2021	18,350	37,000	Sugar Land, TX

We allocated the purchase price for our recent acquisitions in accordance with authoritative guidance as follows:

	2023 Acquisitions	2022 Acquisitions	2021 Acquisitions
Land	$16,438	$131,475	$173,962
Building and equipment	94,214	719,146	1,145,365
In-place lease intangible (acquired intangible assets)	15,483	90,377	135,278
Above-market lease intangible (acquired intangible assets)	—	2,023	9,568
Below-market lease intangible (acquired intangible liabilities)	(4,053)	(18,013)	(19,997)
	$122,082	$925,008	$1,444,176
Amortization period for intangible assets and liabilities	6 months - 10 years	6 months - 19 years	5 months - 19 years
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
2023 Dispositions
On November 16, 2023, we sold Presley Uptown, a 230-unit residential property located in Charlotte, North Carolina for approximately $65,800 less closing costs. In connection with the disposition, the mortgage note associated with the property of $30,000 was assumed by the buyer. We recorded a gain on the sale of the property in the amount of $14,347 and a loss on the extinguishment of debt of $291.
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

Unconsolidated Real Estate Affiliates
The following represent our unconsolidated real estate affiliates as of December 31, 2023 and December 31, 2022:

				Carrying Amount of Investment
Property	Property Type	Location	Acquisition Date	December 31, 2023	December 31, 2022
Chicago Parking Garage	Other	Chicago, IL	December 23, 2014	$13,272	$13,449
Pioneer Tower	Office	Portland, OR	June 28, 2016	65,637	88,000
The Tremont	Residential	Burlington, MA	July 19, 2018	21,192	21,211
The Huntington	Residential	Burlington, MA	July 19, 2018	9,357	10,019
Siena Suwanee Town Center	Residential	Suwanee, GA	December 15, 2020	30,685	30,449
Kingston at McLean Crossing	Residential	McLean, VA	December 3, 2021	35,992	39,075
Total				$176,135	$202,203
Summarized Combined Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	December 31, 2023	December 31, 2022
Net investments in real estate	$390,702	$399,107
Acquired intangible assets, net	8,143	8,334
Other assets	12,634	14,661
Total assets	$411,479	$422,102

Mortgage notes and other debt payable	$178,160	$180,278
Acquired intangible liabilities, net	1,305	1,733
Other liabilities	3,603	3,518
Total liabilities	183,068	185,529
Members’ equity	228,411	236,573
Total liabilities and members' equity	$411,479	$422,102
Company Investments in Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	December 31, 2023	December 31, 2022
Members’ equity	$228,411	$236,573
Less: other members' equity	(19,149)	(20,150)
Basis differential	(33,127)	(14,220)
Investments in unconsolidated real estate affiliates	$176,135	$202,203
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Total revenues	$37,237	$36,426	$24,862
Total operating expenses	25,069	27,008	22,868
Operating income	$12,168	$9,418	$1,994
Total other expenses	7,577	(626)	4,586
Net income (loss)	$4,591	$10,044	$(2,592)

Company Equity in Income of Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Net income (loss) of unconsolidated real estate affiliates	$4,591	$10,044	$(2,592)
Other members’ share of net income	(663)	(1,770)	(186)
Impairment of investments in unconsolidated real estate affiliates	(18,904)	(12,838)	—
Company equity in loss of unconsolidated real estate affiliates	$(14,976)	$(4,564)	$(2,778)
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
NYC Retail Portfolio
On December 8, 2015, a wholly owned subsidiary of ours acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P, which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of December 31, 2023, the NYC Retail Portfolio owned six retail properties totaling approximately 1,940,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens and New Jersey. We have no unfunded commitments.
As of December 31, 2023, December 31, 2022, and December 31, 2021, the carrying amount of our investment in the NYC Retail Portfolio was $71,866, $75,417, and $84,874, respectively. During the year ended December 31, 2023, we recorded decreases in fair value of our investment in the NYC Retail Portfolio of $3,551 and received no cash distributions. During the year ended December 31, 2023, we made no capital contributions and received no distributions from Madison NYC Core Retail Partners, L.P. During the year ended December 31, 2022, we recorded decreases in fair value of our investment in the NYC Retail Portfolio of $9,457 and received no cash distributions. During the year ended December 31, 2022, we made no capital contributions and received no distributions from Madison NYC Core Retail Partners, L.P. During the year ended December 31, 2021, we recorded decreases in fair value of our investment in the NYC Retail Portfolio of $4,021 and received no cash distributions. During the year ended December 31, 2021, we made a $1,611 capital contribution to Madison NYC Core Retail Partners, L.P. During the year ending December 31, 2023, we disposed of two properties in the NYC Retail Portfolio totaling approximately 165,000 square feet.
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
As of December 31, 2023, December 31, 2022, and December 31, 2021, the carrying amount of our investment in the Single-Family Rental Portfolio I was $271,155, $270,754, and $268,031 respectively. During the years ended December 31, 2023, 2022, and 2021, we recorded increases in the fair value of our investment in the Single-Family Rental Portfolio I of $400,

$2,723, and $61,945 respectively. During the years ended December 31, 2023, 2022, and 2021, we received distributions of income totaling $7,312, $7,895, and $4,145 respectively. The cash distributions of income increased income from unconsolidated real estate affiliates.
Summarized Combined Balance Sheets—NYC Retail Portfolio Investment and Single-Family Rental Portfolio I—Fair Value Option Investment (Unaudited)

	December 31, 2023	December 31, 2022
Investment in real estate venture	$1,622,244	$1,646,374
Cash	31,463	21,703
Other assets	55,537	52,190
Total assets	$1,709,244	$1,720,267

Total liabilities	$848,278	$834,237
Partners' capital	860,966	886,030
Total liabilities and partners' capital	$1,709,244	$1,720,267
Summarized Statement of Operations—NYC Retail Portfolio Investment and Single-Family Rental Portfolio I—Fair Value Option Investment (Unaudited)

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Total revenue	$95,643	$86,688	$31,945

Net investment income	$33,100	$23,128	$4,025
Net change in unrealized (loss) gain on investment in real estate venture	(42,414)	(34,620)	162,207
Net (loss) income	$(9,314)	$(11,492)	$166,232
NOTE 5—MORTGAGE NOTES RECEIVABLE
Mortgage notes receivable, including related accrued interest receivable, consists of mortgage loans originated by us and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes receivable are initially recorded at the amount advanced to the borrower less allowance for credit loss, if applicable. As of December 31, 2023, no allowance for credit loss has been recorded. Interest income is recognized monthly and includes the stated interest less the amortization of any financing costs. Mortgage note receivables that we enter into may include commitments to fund incremental amounts to our borrowers after the initial closing.
On May 26, 2023, we originated a $27,000, interest only mortgage note receivable with a three year term at an interest rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.95% maturing on May 26, 2026. As of December 31, 2023, the mortgage note was fully funded. The mortgage note receivable is secured by an 60+ active adult multifamily apartment property located near Austin, Texas.
On September 22, 2023, we originated a $27,000, interest only mortgage note receivable with a three year term at an interest rate of one month term SOFR plus 3.25% maturing on September 15, 2026. As of December 31, 2023, $6,352 of the mortgage note remains unfunded and will be funded once requested by the borrower. The mortgage note receivable is secured by a neighborhood of 104 townhomes located near Charlotte, North Carolina.
On December 14, 2023 we originated a $48,000, interest only mortgage note receivable with a three year term at an interest rate of one month term SOFR plus 3.85% maturing on December 1, 2026. As of December 31, 2023, $1,850 of the mortgage note remains unfunded and will be funded once requested by the borrower. The mortgage note receivable is secured by a multifamily apartment property located in North Charleston, South Carolina.

NOTE 6—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2042 and consist of the following:

	Maturity/Extinguishment Date	Fixed / Floating	Interest Rate	Amount payable as of
				December 31, 2023	December 31, 2022
Mortgage notes payable (1)(2)(3)(4)(5)	September 1, 2024 - August 1, 2042		1.76% - 6.89%	1,181,750	1,318,614
Revolving line of credit	April 28, 2025	Fixed / Floating	5.66	460,000	225,000
Term loan	April 28, 2027	Fixed	4.88	400,000	400,000
TOTAL				$2,041,750	$1,943,614
Net debt discount on assumed debt and debt issuance costs				(16,696)	(19,087)
MORTGAGE NOTES AND OTHER DEBT PAYABLE, NET				$2,025,054	$1,924,527
________
(1)    On June 1, 2023, we repaid the mortgage note payable related to Aurora Distribution Center in the amount of $13,034.
(2)    On June 30, 2023, we repaid the mortgage note payable related to 180 North Jefferson in the amount of $45,000.
(3)    On September 22, 2023, we refinanced the mortgage note payable related to Grand Lakes Marketplace in the amount of $23,900.
(4)    On June 28, 2023, we repaid the mortgage note payable related to Friendship Distribution Center in the amount of $40,000.
(5)    On November 16, 2023, Presley Uptown was sold and the loan related to the property was assumed.
We have recognized a premium or discount on debt we assumed with the following property acquisitions, the remaining premium or discount is as follows as of December 31, 2023:

Property	Debt Premium (Discount)	Effective Interest Rate
The District at Howell Mill	$(653)	6.34%
Timberland Town Center	178	3.34
Jory Trail at the Grove	(28)	3.94
Genesee Plaza	348	4.30
Pinecone Apartments	832	2.33
Miramont Apartments	907	2.33
South San Diego Distribution Center	2,620	3.18
Molly Brook on Belmont	(12,386)	5.90
Net debt discount on assumed debt	$(8,182)
Aggregate future principal payments of mortgage notes payable and other debt payable are as follows:

Year	Amount
2024	$17,653
2025	653,473
2026	309,240
2027	447,860
2028	190,348
Thereafter	423,176
Total	$2,041,750

Land, buildings, equipment and acquired intangible assets related to the mortgage notes payable, with an aggregate cost of approximately $2,477,000 and $2,731,000 at December 31, 2023 and 2022, respectively, have been pledged as collateral, and are not available to satisfy our debts and obligations unless first satisfying the mortgage note payable on the property. As our mortgage notes mature, we will explore refinancing and paying off the loans as well as full or partial sales of the properties. To accomplish these refinancings and pay downs, we would use cash on hand, cash from future property operations and capital from the proceeds of the Current Public Offering and the DST Program.

Credit Facility
On April 28, 2022, we entered into a credit agreement providing for a $1,000,000 revolving line of credit and unsecured term loan (collectively, the "Credit Facility") with a syndicate of nine lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Capital Markets LLC, Wells Fargo Securities, LLC and Capital One, National Association. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. The $1,000,000 Credit Facility consists of a $600,000 revolving line of credit (the “Revolving Credit Facility”) and a $400,000 term loan (the “Term Loan”). The primary interest rate for the Revolving Credit Facility is based on one-month term SOFR plus 0.10% (“Adjusted Term SOFR”), plus a margin ranging from 1.3% to 2.00%, depending on our total leverage ratio. The primary interest rate for the Term Loan is based on Adjusted Term SOFR, plus a margin ranging from 1.25% to 1.95%, depending on our total leverage ratio. The maturity date of the Revolving Credit Facility is April 28, 2025 and the Term Loan is April 28, 2027. The Credit Facility contains two, twelve-month extension options at our election. Based on our current total leverage ratio, we can elect to borrow at Adjusted Term SOFR plus 1.35% and Adjusted Term SOFR plus 1.30% for the Revolving Credit Facility and Term Loan, respectively, or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) Adjusted Term SOFR plus 1.00%, plus (ii) a margin ranging from 0.30% to 1.00% for base rate loans under the Revolving Credit Facility or a margin ranging from 0.25% to 0.95% for base rate loans under the Term Loan. If the “base rate” is less than 1.0%, it will be deemed to be 1.00% for purposes of the Credit Facility. We intend to use the Revolving Credit Facility to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of December 31, 2023, we believe no material adverse effects had occurred. We expect to utilize our cash on hand and Credit Facility capacity to extinguish mortgage notes maturing in 2024.
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
At December 31, 2023, we had $460,000 outstanding under the Revolving Credit Facility at Adjusted Term SOFR plus 1.55% and $400,000 outstanding under the Term Loan at Adjusted Term SOFR plus 1.50%. We entered into swap and collar agreements for $650,000 of the Credit Facility to fix the floating rate SOFR at 3.87% (all in rate of 5.37% to 5.42% at December 31, 2023). The interest rate swap and collar agreements mature on April 28, 2027. At December 31, 2022, we had $225,000 outstanding under the Revolving Credit Facility at Adjusted Term SOFR plus 1.45% and $400,000 outstanding under the Term Loan at Adjusted Term SOFR plus 1.40%. We swapped $190,000 of the Term Loan to a fixed rate of 2.40% (all in rate of 3.80% at December 31, 2022).
Covenants
At December 31, 2023, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at December 31, 2023 and December 31, 2022 were $13,993 and $11,032, respectively.

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
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the years ending December 31, 2023, 2022 and 2021 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2020	89,671,096	35,612,156	9,616,299	33,247,001	4,957,915
Issuance of common stock	16,945,256	3,590,727	478,460	20,501,787	2,555,366
Repurchase of shares	(6,327,886)	(1,937,556)	(738,450)	(2,148,050)	—
Stock based compensation	—	—	—	20,000	—
Share conversions	(250,104)	(807,136)	—	1,055,955	—
Balance, December 31, 2021	100,038,362	36,458,191	9,356,309	52,676,693	7,513,281
Issuance of common stock	20,927,064	5,652,729	443,729	27,821,134	—
Repurchase of shares	(5,590,784)	(767,360)	(1,361,701)	(5,110,944)	(4,490,256)
Stock based compensation	—	—	—	26,781	—
Share conversions	(1,729,476)	(15,173,300)	(3,488,129)	20,389,745	—
Balance, December 31, 2022	113,645,166	26,170,260	4,950,208	95,803,409	3,023,025
Issuance of common stock	6,590,900	1,878,863	138,481	9,250,923	—
Repurchase of shares	(11,972,300)	(1,324,769)	(620,671)	(12,778,391)	(615,655)
Stock based compensation	—	—	—	30,428	—
Share conversions	(583,047)	(124,958)	61,799	645,239	—
Balance, December 31, 2023	107,680,719	26,599,396	4,529,817	92,951,608	2,407,370

Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan and as stock compensation, for the years ending December 31, 2023, 2022 and 2021 were as follows:

	December 31, 2023		December 31, 2022		December 31, 2021
	# of shares	$ Amount	# of shares	$ Amount	# of shares	$ Amount
Class A Shares	6,590,900	$89,549	20,927,064	$308,318	16,945,256	$210,810
Class M Shares	1,878,863	25,403	5,652,729	82,545	3,590,727	44,885
Class A-I Shares	138,481	1,829	443,729	6,578	478,460	6,077
Class M-I Shares	9,281,351	125,937	27,847,915	405,593	20,521,787	254,168
Class D Shares	—	—	—	—	2,555,366	30,000
Total		$242,718		$803,034		$545,940
Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. We honored 100% of repurchase requests we received and have made repurchases according to our share repurchase plan as following:

Year ending December 31,	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock	Total Dollar of Repurchases
2021	6,327,886	1,937,556	738,450	2,148,050	—	$135,246
2022	5,590,784	767,360	1,361,701	5,110,944	4,490,256	253,860
2023	11,972,300	1,324,769	620,671	12,778,391	615,655	367,709
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock and OP Units may elect to have their cash distributions reinvested in additional shares of our common stock and OP Units at the NAV per share or NAV per unit applicable to the class of shares or unit being purchased on the distribution date. For the year ended December 31, 2023, we issued 6,117,974 shares of common stock for $80,644 under the distribution reinvestment plan. For the year ended December 31, 2022, we issued 5,151,317 shares of common stock for $75,552 under the distribution reinvestment plan. For the year ended December 31, 2021, we issued 4,726,012 shares of common stock for $59,133 under the distribution reinvestment plan.
Operating Partnership Units
Our operating partnership will issue OP Units to DST investors upon exercising its fair market value purchase option in exchange for their beneficial interests in such DST Properties, which are recorded as financing obligations (see Note 8-DST Program). Our operating partnership may also issue OP Units in connection with certain acquisitions from third parties. After a one-year holding period, holders of OP Units generally have the right to cause our operating partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both. During the year ended December 31, 2023 we issued a total of 26,674,800 OP Units with a value of $356,803. During the year ended December 31, 2022, we issued a total of 8,395,997 OP Units with a value of $112,873. During the year ended December 31, 2023 we redeemed a total of 678,065 OP Units with a value of $8,897.

Earnings Per Share (“EPS”)
Basic per share amounts are based on the weighted average of shares outstanding of 240,639,048, 229,552,710 and 186,610,215 for the years ended December 31, 2023, 2022 and 2021, respectively. We have no dilutive or potentially dilutive securities.
We compute net income per share for Class A, Class M, Class A-I, Class M-I, and Class D common stock using the two-class method. Our Advisor may earn a performance fee (see Note 9-Related Party Transactions) which may impact the net income of each class of common stock differently. The calculated performance component for the years ended December 31, 2023, 2022 and 2021, and the impact on each class of common stock, are shown below. In periods where no performance fee is recognized in our Consolidated Statements of Operations and Comprehensive Income, the net income per share will be the same for each class of common stock.
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
The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I, and Class D common stock:

	Year Ended December 31, 2023
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(51,709)	$(12,314)	$(2,203)	$(44,147)	$(1,366)
Allocation of performance fee	—	—	—	—	—
Total	$(51,709)	$(12,314)	$(2,203)	$(44,147)	$(1,366)
Weighted average number of common shares outstanding	111,359,347	26,519,408	4,745,546	95,073,260	2,941,487
Basic and diluted net loss per share:	$(0.46)	$(0.46)	$(0.46)	$(0.46)	$(0.46)

	Year Ended December 31, 2022
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income before performance fee	$(16,766)	$(4,327)	$(1,039)	$(12,689)	$(761)
Allocation of performance fee	2,642	1,240	356	2,170	330
Total	$(19,408)	$(5,567)	$(1,395)	$(14,859)	$(1,091)
Weighted average number of common shares outstanding	108,161,922	27,911,145	6,708,638	81,854,681	4,916,324
Basic and diluted net income per share:	$(0.18)	$(0.20)	$(0.21)	$(0.18)	$(0.22)

	Year Ended December 31, 2021
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$43,011	$16,231	$4,360	$18,960	$3,262
Allocation of performance fee	17,269	6,561	1,712	8,992	1,408
Total	$25,742	$9,670	$2,648	$9,968	$1,854
Weighted average number of common shares outstanding	93,504,890	35,291,400	9,484,119	41,229,584	7,100,222
Basic and diluted net loss per share:	$0.28	$0.27	$0.28	$0.24	$0.26

Distributions Declared
The distributions declared per share for each of our classes of common stock for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/24/2023	$0.14500	$0.11884	$0.13532	$0.13693	$0.14500	$0.14500
6/23/2023	0.14500	0.11974	0.13555	0.13718	0.14500	0.14500
9/22/2023	0.14500	0.12007	0.13577	0.13731	0.14500	0.14500
12/22/2023	0.14500	0.12069	0.13595	0.13760	0.14500	0.14500
Total	$0.58000	$0.47934	$0.54259	$0.54902	$0.58000	$0.58000

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/24/2022	$0.14000	$0.11467	$0.13095	$0.13100	$0.14000	$0.14000
6/23/2022	0.14000	0.11270	0.12951	0.13102	0.14000	0.14000
9/22/2022	0.14000	0.11240	0.12962	0.13082	0.14000	0.14000
12/22/2022	0.14000	0.11204	0.12966	0.13100	0.14000	0.14000
Total	$0.56000	$0.45181	$0.51974	$0.52384	$0.56000	$0.56000

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/24/2021	$0.13500	$0.11326	$0.12715	$0.12726	$0.13500	$0.13500
6/24/2021	0.13500	0.11294	0.12696	0.12710	0.13500	0.13500
9/24/2021	0.13500	0.11189	0.12666	0.12644	0.13500	0.13500
12/23/2021	0.13500	0.11092	0.12637	0.12675	0.13500	0.13500
Total	$0.54000	$0.44901	$0.50714	$0.50755	$0.54000	$0.54000
________
(1)     Distributions paid are net of dealer manager fees applicable to each share class.

Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC, or in a private placement, and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Current Public Offering until December 21, 2021, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Current Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Current Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the Current Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Current Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of December 31, 2023 and 2022, LaSalle has paid $2,185 and $2,185, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in accrued offering costs on the Consolidated Balance Sheets.

NOTE 8—DST PROGRAM
On October 16, 2019, we, through our operating partnership, initiated the DST Program, and on November 8, 2022, our board of directors approved an increase to raise up to a total of $2,000,000 in private placements through the sale of beneficial interests in specific DSTs holding DST Properties, which may be sourced from our existing portfolio or from newly acquired properties sourced from third parties. Each DST Property will be leased back by a wholly owned subsidiary of our operating partnership on a long-term basis for up to ten years pursuant to a master lease agreement. The master lease agreements are expected to be guaranteed by our operating partnership. As compensation for the master lease guarantee, our operating partnership will retain a fair market value purchase option giving it the right, but not the obligation, to acquire the beneficial interests in the DST from the investors at any time after two years from the closing of the applicable DST offering in exchange for OP Units or cash, at our discretion.
The sale of beneficial interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by the operating partnership and as such, the property will remain on our books and records. The proceeds received from each DST offering will be accounted for as a financing obligation on the Consolidated Balance Sheets. Upfront costs for legal work and debt placement costs for the DST totaling $1,421 are accounted for as deferred loan costs and are netted against the financing obligation.
Under the master lease, we are responsible for subleasing the DST Property to tenants, for covering all costs associated with operating the underlying DST Property, and for paying base rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes), the DST Properties are included in our consolidated financial statements, with the master lease rent payments accounted for as interest expense. During the years ended December 31, 2023 and 2022 we recorded interest expense related to the master lease in the amounts of $37,098 and $20,859, respectively. We will record non-cash interest expense over the expected period until exercising of the fair market value purchase option for properties that have increased in fair value. We will recognize non-cash interest income at exercise of the fair market value purchase option for properties that have decreased in fair value. For the years ended December 31, 2023 and 2022, we incurred non-cash interest expense of $76,186, and $22,693 respectively. For the years ended December 31, 2023 and 2022, we recorded non-cash interest income of $7,371 and $0, respectively. Commencing on October 1, 2023, we have elected the fair value option for DST Programs launching after that date.
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
As of December 31, 2023, we have sold approximately $1,116,000 of interests related to the DST Program. As of December 31, 2023, the following properties are included in our DST Program:

The Penfield	Silverstone Marketplace	Louisville Logistics Center
Louisville Airport Distribution Center	South Reno Medical Center	140 Park
The Preserve at the Meadows	Sugar Land Medical Plaza	47 National Way
The Rockwell	Suwanee Distribution Center	Townlake of Coppell
9101 Stony Point Drive	West Phoenix Distribution Center	Taunton Distribution Center
Reserve at Venice	6300 Dumbarton Circle
Duke Medical Center	6500 Kaiser Drive

NOTE 9—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties, excluding those classified as held for sale, based on operating leases in place at December 31, 2023 are as follows:

Year	Amount
2024	$270,646
2025	187,454
2026	162,246
2027	137,455
2028	115,712
Thereafter	426,714
Total	$1,300,227
Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the years ended December 31, 2023, 2022 and 2021, no individual tenant accounted for greater than 10% of minimum base rents. The majority of the decrease in rents from 2024 future rents to 2025 is related to our residential properties which generally have a one year lease life.
NOTE 10—RELATED PARTY TRANSACTIONS
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
The fixed advisory fees for the years ended December 31, 2023, 2022 and 2021 were $44,400, $43,364 and $28,956, respectively. The performance fees for the years ended December 31, 2023, 2022 and 2021 were $0, $6,969 and $36,711, respectively. Included in Advisor fees payable for the years ended December 31, 2023 and 2022 were $3,672 and $3,851 of fixed fee expense, respectively, and $0 and $6,969 of performance fee expenses, respectively.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, for property management, construction management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the years ended December 31, 2023, 2022 and 2021, JLL Americas was paid $2,603, $2,098 and $1,593, respectively.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the years ended December 31, 2023, 2022 and 2021, we paid the Dealer Manager selling commissions and dealer manager fees totaling $13,969, $16,075 and $12,246, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in accrued offering costs at December 31, 2023 and 2022 were $181,832 and $185,557 of future dealer manager fees payable, respectively.
As of December 31, 2023 and 2022, we owed $2,185 and $2,185, respectively, for organization and offering costs paid by LaSalle (see Note 7 - Common Stock and OP Units). These costs are included in Accrued offering costs.
LaSalle Investment Management Distributors, LLC also serves as the dealer manager for the DST Program on a “best efforts” basis. Our taxable REIT subsidiary, which is a wholly owned subsidiary of our operating partnership, will pay the dealer manager upfront selling commissions, upfront dealer manager fees and placement fees of up to 5.0%, 1.0% and 1.0%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. All upfront selling commissions and upfront dealer manager fees are reallowed to participating broker-dealers. For the years ended December 31, 2023 and 2022, our taxable REIT subsidiary paid $8,255 and $6,524, respectively, to the Dealer Manager. In addition, the dealer manager may receive an ongoing investor servicing fee that is calculated daily on a continuous basis from year to year equal to 1/365th of (a) 0.25% of the NAV of each outstanding unit of beneficial interest for such day, payable by the DSTs; (b) 0.85% of the NAV of each outstanding Class A OP Unit, 0.30% of the NAV of each outstanding Class M OP Unit and 0.30% of the NAV of each outstanding Class A-I OP Unit for such day issued in connection with the FMV Option, payable by our operating partnership; and (c) 0.85% of the NAV of each outstanding Class A share, 0.30% of the NAV of each outstanding Class M share and 0.30% of the NAV of each outstanding Class A-I share for such day issued in connection with the Redemption Right, payable by us. The investor servicing fee may continue for so long as the investor in the DST Program holds beneficial interests, Class A, Class M, and Class A-I OP Units or Class A, Class M and Class A-I shares that were issued in connection with the DST Program. No investor servicing fee will be paid on Class M-I OP Units or Class M-I shares. For the years ended December 31, 2023 and 2022, the DSTs paid $2,043 and $1,493, respectively, in investor servicing fees to the Dealer Manager in connection with the DST Program.
LaSalle also serves as the manager for the DST Program. Each DST may pay the manager a management fee equal to a to-be-agreed upon percentage of the total equity of such DST. For the years ended December 31, 2023 and 2022, the DSTs paid $1,275 and $947, respectively, in management fees to our Advisor in connection with the DST Program.
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

NOTE 12—SEGMENT REPORTING
We have five operating segments: industrial, office, residential, retail and other properties. Consistent with how we review and manage our properties, the financial information summarized below is presented by operating segment and reconciled to income from operations for the years ended December 31, 2023, 2022 and 2021:

Year Ended December 31, 2023	Industrial	Office	Residential	Retail	Other	Total
Assets	$1,635,434	$620,381	$1,536,027	$591,782	$114,226	$4,497,850

Capital expenditures by segment	$15,269	$4,994	$18,123	$7,899	$—	$46,285

Revenues:
Rental revenue	$124,629	$62,737	$137,246	$53,244	$385	$378,241
Other revenue	1,884	1,493	7,240	1,025	2,021	13,663
Interest on mortgage note receivable	—	—	—	—	2,015	2,015
Total revenues	$126,513	$64,230	$144,486	$54,269	$4,421	$393,919
Operating expenses:
Real estate taxes	$21,235	$5,659	$18,689	$6,428	$375	$52,386
Property operating	9,942	13,854	38,963	9,437	843	73,039
Total segment operating expenses	$31,177	$19,513	$57,652	$15,865	$1,218	$125,425

Reconciliation to net income
Property general and administrative						2,765
Advisor fees						44,400
Company level expenses						6,268
Depreciation and amortization						147,470
Total operating expenses						$326,328
Other income and (expenses):
Interest expense						$(195,483)
Loss from unconsolidated real estate affiliates and fund investment						(10,815)
Investment income on marketable securities						2,170
Net realized loss upon sale of marketable securities						(1,675)
Net unrealized change in fair value of investment in marketable securities						5,703
Gain from disposition of property and extinguishment of debt, net						14,056
Total other income and (expenses)						$(186,044)
Net loss						$(118,453)

Reconciliation to total consolidated assets as of December 31, 2023
Assets per reportable segments						$4,497,850
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						726,237
Total consolidated assets						$5,224,087

Year Ended December 31, 2022	Industrial	Office	Residential	Retail	Other	Total
Assets	$1,586,416	$640,066	$1,623,069	$612,640	$20,543	$4,482,734

Capital expenditures by segment	$9,202	$4,536	$8,692	$5,014	$11	$27,455

Revenues:
Rental revenue	$106,020	$50,179	$115,259	$55,863	$310	$327,631
Other revenue	127	1,392	5,439	500	2,099	9,557
Total revenues	$106,147	$51,571	$120,698	$56,363	$2,409	$337,188
Operating expenses:
Real estate taxes	$16,730	$4,927	$17,086	$6,177	$389	$45,309
Property operating	9,172	10,346	32,423	8,798	798	61,537
Total segment operating expenses	$25,902	$15,273	$49,509	$14,975	$1,187	$106,846

Reconciliation to net income
Property general and administrative						2,882
Advisor fees						50,333
Company level expenses						8,762
Depreciation and amortization						138,104
Total operating expenses						$306,927
Other income and (expenses):
Interest expense						$(99,284)
Loss from unconsolidated real estate affiliates and fund investments						(3,403)
Investment income on marketable securities						1,505
Net realized loss upon sale of marketable securities						(879)
Net unrealized change in fair value of investment in marketable securities						(9,570)
Gain from disposition of property and extinguishment of debt						37,253
Total other income and (expenses)						(74,378)
Net loss						$(44,117)

Reconciliation to total consolidation assets as of December 31, 2022
Assets per reportable segments						$4,482,734
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						671,484
Total consolidated assets						$5,154,218

Year Ended December 31, 2021	Industrial	Office	Residential	Retail	Other	Total
Capital expenditures by segment	$17,165	$4,284	$6,196	$3,212	$16	$30,873

Revenues:
Rental revenue	$71,719	$33,178	$74,378	$48,286	$379	$227,940
Other income	367	1,792	5,534	1,117	2,588	11,398
Total revenues	$72,086	$34,970	$79,912	$49,403	$2,967	$239,338
Operating expenses:
Real estate taxes	$10,505	$3,394	$12,500	$5,979	$459	$32,837
Property operating	5,783	6,865	22,619	7,973	755	43,995
Total segment operating expenses	$16,288	$10,259	$35,119	$13,952	$1,214	$76,832

Reconciliation to net income
Property general and administrative						1,596
Advisor fees						65,667
Company level expenses						4,841
Provision for impairment of real estate						1,822
Depreciation and amortization						94,051
Total operating expenses						$244,809
Other income and (expenses):
Interest expense						$(48,230)
Income from unconsolidated real estate affiliates and fund investments						67,333
Investment income on marketable securities						418
Net realized gain upon sale of marketable securities						247
Net unrealized change in fair value of investment in marketable securities						2,933
Income on disposition of property and extinguishment of debt						33,422
Total other income and (expenses)						$56,123
Net income						$50,652
NOTE 13—INVESTMENT IN MARKETABLE SECURITIES
The following is a summary of our investment in marketable securities held as of December 31, 2023 and December 31, 2022, which consisted entirely of stock of publicly traded REITs.

	December 31, 2023	December 31, 2022
Investment in marketable securities - cost	$51,129	$50,815
Unrealized gains	2,463	716
Unrealized losses	(3,392)	(7,349)
Net unrealized loss	(929)	(6,633)
Investment in marketable securities - fair value	$50,200	$44,182
Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares purchased first are sold first. During the year ended December 31, 2023, marketable securities sold generated proceeds of $27,867, resulting in realized gains of $870, and realized losses of $2,545. During the year ended December 31, 2022, marketable securities sold generated proceeds of $18,626, resulting in realized gains of $576, and realized losses of $1,455.

NOTE 14—SUBSEQUENT EVENTS
On February 16, 2024, our operating partnership exercised the fair value options to acquire the DST investors beneficial interests in 9101 Stony Point Drive for approximately $50,000 of OP Units.
On February 29, 2024, we acquired Creekview Crossing, a 183-unit residential property located in Sherwood, Oregon for approximately $61,250 less closing costs. The acquisition was funded with a combination of OP Units, cash on hand and assumption of a $26,188 mortgage note payable.
On March 11, 2024, our board of directors approved a gross dividend for the first quarter of 2024 of $0.145 per share to stockholders and OP Unit holders of record as of March 25, 2024. The dividend will be paid on or around March 28, 2024. Stockholders and OP Unit holders will receive $0.145 per share or OP Unit, less applicable class-specific fees, if any.

*  *  *  *  *  *

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2023

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Industrial Properties:
Kendall Distribution Center—Atlanta, GA	$—	$2,656	$12,836	$(293)	$1,007	$—	$2,363	$13,843	$16,206
Suwanee Distribution Center—Suwanee, GA	—	6,155	27,598	—	946	—	6,155	28,544	34,699
Grand Prairie Distribution Center—Grand Prairie, TX	—	2,100	12,478	—	532	—	2,100	13,010	15,110
Charlotte Distribution Center—Charlotte, NC	8,885	5,381	15,002	—	426	—	5,381	15,428	20,809
4050 Corporate Drive—Grapevine, TX	12,147	5,200	18,327	—	2,005	—	5,200	20,332	25,532
4055 Corporate Drive—Grapevine, TX	5,573	2,400	12,377	—	1,747	—	2,400	14,124	16,524
2501-2575 Allan Drive—Elk Grove, IL	—	4,300	10,926	—	795	—	4,300	11,721	16,021
2601-2651 Allan Drive—Elk Grove, IL	—	2,600	7,726	—	301	—	2,600	8,027	10,627
1300 Michael Drive—Wood Dale, IL	—	1,900	6,770	—	370	—	1,900	7,140	9,040
1350 Michael Drive—Wood Dale, IL	—	1,500	5,059	—	240	—	1,500	5,299	6,799
1225 Michael Drive—Wood Dale, IL	—	2,600	7,149	—	348	—	2,600	7,497	10,097
200 Lewis Drive—Wood Dale, IL	—	1,100	4,165	—	236	—	1,100	4,401	5,501
1301-1365 Mittel Boulevard—Chicago, IL	—	2,700	5,473	—	623	—	2,700	6,096	8,796
Tampa Distribution Center- Tampa, FL	—	3,507	22,485	—	116	—	3,507	22,601	26,108
Aurora Distribution Center- Aurora, IL	—	9,861	14,646	—	—	—	9,861	14,646	24,507
28150 West Harrison Parkway- Valencia, CA	—	2,760	8,899	—	730	—	2,760	9,629	12,389
28145 West Harrison Parkway- Valencia, CA	—	3,468	10,111	—	577	—	3,468	10,688	14,156
28904 Avenue Paine- Valencia, CA	—	3,812	10,535	—	411	—	3,812	10,946	14,758
25045 Avenue Tibbitts- Santa Clarita, CA	—	4,087	13,224	—	1,107	—	4,087	14,331	18,418
6000 Giant Road- Richmond, CA	—	11,572	26,556	—	31	—	11,572	26,587	38,159
6015 Giant Road- Richmond, CA	—	10,468	24,127	—	(746)	—	10,468	23,381	33,849
6025 Giant Road- Richmond, CA	—	2,700	4,167	—	497	—	2,700	4,664	7,364
Mason Mill Distribution Center—Buford, GA	17,500	3,406	23,312	—	(123)	—	3,406	23,189	26,595
Fremont Distribution Center - Fremont, CA	—	29,427	7,024	—	2,193	—	29,427	9,217	38,644
3324 Trinity Boulevard - Grand Prairie, TX	—	3,215	11,255	—	100	—	3,215	11,355	14,570
Taunton Distribution Center - Taunton, MA	—	2,000	21,589	—	125	—	2,000	21,714	23,714
Chandler Distribution Center - Chandler, AZ	—	3,803	24,095	—	503	—	3,803	24,598	28,401
Fort Worth Distribution Center--Fort Worth, TX	—	3,059	21,053	—	1,296	—	3,059	22,349	25,408
4993 Anson Boulevard--Whitestown, IN	17,000	2,197	20,224	—	(59)	—	2,197	20,165	22,362
5102 E 500 South--Whitestown, IN	17,000	3,460	28,049	—	(80)	—	3,460	27,969	31,429
Louisville Distribution Center—Shepherdsville, KY	52,250	9,028	66,792	—	4,161	—	9,028	70,953	79,981
6511 West Frye Road—Chandler, AZ	12,250	2,102	15,511	—	1,666	—	2,102	17,177	19,279
6565 West Frye Road—Chandler, AZ	12,250	2,451	18,807	—	23	—	2,451	18,830	21,281
6615 West Frye Road—Chandler, AZ	12,250	2,799	18,030	—	18	—	2,799	18,048	20,847

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
6677 West Frye Road—Chandler, AZ	12,250	2,451	18,662	—	53	—	2,451	18,715	21,166
5 National Way—Durham, NC	—	6,846	21,233	—	608	—	6,846	21,841	28,687
47 National Way—Durham, NC	—	6,840	20,401	—	2,047	—	6,840	22,448	29,288
South San Diego Distribution Center—San Diego, CA	72,500	18,496	123,682	—	7,022	—	18,496	130,704	149,200
2451 Bath Road—Elgin, IL	—	4,247	26,182	—	(36)	—	4,247	26,146	30,393
1755 Britannia Drive—Elgin, IL	—	1,046	10,522	—	710	—	1,046	11,232	12,278
687 Conestoga Parkway—Shepardsville, KY	—	2,462	33,393	—	447	—	2,462	33,840	36,302
Louisville Airport Distribution Center—Louisville, KY	—	2,843	26,812	—	(1)	—	2,843	26,811	29,654
Friendship Distribution Center-Buford, GA	—	7,082	80,654	—	4	—	7,082	80,658	87,740
13500 Danielson Street-Poway, CA	10,990	7,624	11,503	—	391	—	7,624	11,894	19,518
237 Via Vera Cruz-San Marcos, CA	11,880	5,421	8,581	—	46	—	5,421	8,627	14,048
4211 Starboard-Fremont, CA	20,612	13,409	13,872	—	370	—	13,409	14,242	27,651
2840 Loker Avenue-Carlsbad, CA	14,316	7,631	16,030	—	245	—	7,631	16,275	23,906
15890 Bernardo Center Drive-San Diego, CA	8,702	2,316	11,715	—	47	—	2,316	11,762	14,078
NE Atlanta DC-Jefferson, GA	—	7,587	42,725	—	—	—	7,587	42,725	50,312
6635 West Frye Road-Chandler, AZ	—	2,960	24,950	—	18	—	2,960	24,968	27,928
6575 West Frye Road-Chandler, AZ	—	3,971	29,415	—	19	—	3,971	29,434	33,405
West Phoenix Distribution Center-Glendale, AZ	—	28,914	95,012	—	4	—	28,914	95,016	123,930
Puget Sound Distribution Center-Lacey, WA	—	3,898	17,470	—	549	—	3,898	18,019	21,917
Louisville Logistics Center-Shepherdsville, KY	—	8,336	62,032	—	—	—	8,336	62,032	70,368
Total Industrial Properties	318,355	304,154	1,251,223	(293)	34,665	—	303,860	1,285,887	1,589,747

Office Properties:
Monument IV at Worldgate—Herndon, VA	—	5,186	57,013	—	16,034	—	5,186	73,047	78,233
140 Park Avenue—Florham Park, NJ	—	3,162	34,784	—	(4)	—	3,162	34,780	37,942
San Juan Medical Center- San Juan Capistrano, CA	16,730	9,807	13,303	—	1,228	—	9,807	14,531	24,338
Genesee Plaza - San Deigo, CA	37,283	8,222	73,964	—	3,028	—	8,222	76,992	85,214
Fountainhead Corporate Park--Tempe, AZ	—	5,942	36,301	—	7,165	—	5,942	43,466	49,408
170 Park Avenue-Florham Park, NJ	—	4,612	38,337	—	134	—	4,612	38,471	43,083
South Reno Medical Center-Reno, NV	—	1,029	9,882	—	(111)	—	1,029	9,771	10,800
North Tampa Surgery Center-Odessa, FL	—	1,227	5,069	—	(4)	—	1,227	5,065	6,292
1203 SW 7 Highway-Blue Springs, MO	—	171	2,355	—	11	—	171	2,366	2,537
8600 NE 82nd Street-Kansas City, MO	—	143	3,519	—	12	—	143	3,531	3,674
Sugar Land Medical Office-Sugar Land, TX	—	2,449	9,943	—	(90)	—	2,449	9,853	12,302
Roeland Park Medical Office-Roeland Park, KS	—	1,057	8,182	—	5	—	1,057	8,187	9,244
Durham Medical Center-Durham, NC	—	974	29,575	—	130	—	974	29,705	30,679

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
9101 Stony Point Drive--Richmond, VA	—	3,980	37,939	—	15	—	3,980	37,954	41,934
Cedar Medical Center at Flagstaff-Flagstaff, AZ	—	1,735	12,814	—	—	—	1,735	12,814	14,549
North Boston Medical Center-Haverhill, MA	—	2,004	16,253	—	1	—	2,004	16,254	18,258
North Charlotte Medical Center-Denver, NC	—	2,462	8,562	—	1	—	2,462	8,563	11,025
Grand Rapids Medical Center-Wyoming, MI	—	1,031	5,941	—	—	—	1,031	5,941	6,972
Glendale Medical Center-Los Angeles, CA	—	2,782	13,074	—	—	—	2,782	13,074	15,856
6300 Dumbarton Circle-Fremont, CA	—	5,804	23,359	—	52	—	5,804	23,411	29,215
6500 Kaiser Drive-Fremont, CA	—	11,542	17,535	—	(134)	—	11,542	17,401	28,943
Greater Sacramento Medical Center-Rancho Cordova, CA	—	1,105	8,770	—	1	—	1,105	8,771	9,876
Total Office Properties	54,013	76,426	466,474	—	27,474	—	76,426	493,948	570,373

Residential Properties:
Townlake of Coppell—Coppell, TX	36,030	8,444	36,805	—	2,324	—	8,444	39,129	47,574
AQ Rittenhouse—Philadelphia, PA	26,370	11,000	39,963	—	605	—	11,000	40,568	51,568
Lane Park Apartments—Mountain Brook, AL	37,000	5,100	66,428	—	7,102	—	5,100	73,530	78,630
Dylan Point Loma—San Diego, CA	38,807	19,000	70,860	—	138	—	19,000	70,998	89,998
The Penfield—St. Paul, MN	35,500	8,021	52,713	—	1,095	—	8,021	53,808	61,829
180 North Jefferson—Chicago, IL	—	18,588	75,435	—	10,596	—	18,588	86,031	104,619
Jory Trail at the Grove—Wilsonville, OR	41,082	7,877	64,369	—	4,304	—	7,877	68,673	76,550
The Reserve at Johns Creek Walk—Johns Creek, GA	26,000	7,552	38,025	—	2,358	—	7,552	40,383	47,935
Villas at Legacy—Plano, TX	29,500	6,888	48,504	—	5,276	—	6,888	53,780	60,668
Stonemeadow Farms - Bothell, WA	42,978	14,000	65,535	—	4,247	—	14,000	69,782	83,782
Summit at San Marcos - Chandler, AZ	35,900	6,401	63,335	—	382	—	6,401	63,717	70,118
Princeton North Andover-North Andover, MA	39,900	7,501	75,403	—	674	—	7,501	76,077	83,578
The Preserve at the Meadows--Fort Collins, CO	32,400	5,500	86,125	—	399	—	5,500	86,524	92,024
The Rockwell--Berlin, MA	46,310	9,656	53,870	—	837	—	9,656	54,707	64,363
Miramont-Fort Collins, CO	26,607	8,140	63,156	—	234	—	8,140	63,390	71,530
Pinecone-Fort Collins, CO	24,416	9,217	49,005	—	1,253	—	9,217	50,258	59,475
Reserve at Venice-North Venice, FL	55,800	8,558	43,833	—	1,132	—	8,558	44,965	53,523
Woodside Trumbull-Trumbull, CT	—	4,654	91,755	—	(266)	—	4,654	91,489	96,143
Jefferson Lake Howell-Casselberry, FL	—	12,680	139,532	—	75	—	12,680	139,607	152,287
Oak Street Lofts-Tigard, OR	—	5,325	75,260	—	170	—	5,325	75,430	80,755
Molly Brook on Belmont-North Haledon, NJ	53,538	8,893	60,049	—	14	—	8,893	60,063	68,956
Single-Family Rental Portfolio II	—	27,249	107,592	—	1,241	—	27,249	108,833	136,082
Total Residential Properties	628,138	220,244	1,467,552	—	44,190	—	220,244	1,511,741	1,731,986

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Retail Properties:
The District at Howell Mill—Atlanta, GA	27,168	10,000	56,040	—	8,839	—	10,000	64,879	74,879
Grand Lakes Marketplace—Katy, TX	23,900	5,215	34,770	—	110	—	5,215	34,880	40,095
Rancho Temecula Town Center—Temecula, CA	28,000	14,600	41,180	—	1,105	—	14,600	42,285	56,885
Skokie Commons—Skokie, IL	22,591	8,859	25,705	891	182	—	9,750	25,887	35,637
Whitestone Market—Austin, TX	25,750	7,000	39,868	—	3,284	—	7,000	43,152	50,152
Maui Mall—Maui, HI	34,632	44,257	39,454	(547)	11,176	—	43,710	50,630	94,340
Silverstone Marketplace—Scottsdale, AZ	—	8,012	33,771	—	387	—	8,012	34,158	42,170
Kierland Village Center—Scottsdale, AZ	—	7,037	26,693	—	681	—	7,037	27,374	34,411
Timberland Town Center—Beaverton, OR	19,203	6,083	33,826	—	736	—	6,083	34,562	40,645
Montecito Marketplace—Las Vegas, NV	—	11,410	45,212	—	1,540	—	11,410	46,752	58,162
Milford Crossing-Milford, MA	—	1,124	30,869	—	(100)	—	1,124	30,769	31,893
Patterson Place-Durham, NC	—	855	12,169	—	—	—	855	12,169	13,024
Silverado Square-Las Vegas, NV	—	4,293	16,273	—	6	—	4,293	16,279	20,572
Woodlawn Point Shopping Center-Marrietta, GA	—	4,731	26,881	—	257	—	4,731	27,138	31,869
Total Retail Properties	181,244	133,476	462,711	344	28,203	—	133,820	490,913	624,733

Other Properties:
South Beach Parking Garage—Miami, FL	—	—	21,467	—	680	—	—	22,147	22,147
Total Other Properties	—	—	21,467	—	680	—	—	22,147	22,147

Total Consolidated Properties:	$1,181,750	$734,300	$3,669,427	$51	$135,212	$—	$734,350	$3,804,636	$4,538,986
The unaudited aggregate cost and accumulated depreciation for tax purposes was approximately $3,861,012 and $550,687, respectively.
(1)Includes net provisions for impairment of real estate taken since acquisition of property.

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Industrial Properties:
Kendall Distribution Center—Atlanta, GA	$(5,134)	2002	6/30/2005	50 years
Suwanee Distribution Center—Suwanee, GA	(5,832)	2012	6/28/2013	50 years
Grand Prairie Distribution Center—Grand Prairie, TX	(2,636)	1980	12/18/2013	40 years
Charlotte Distribution Center—Charlotte, NC	(3,733)	2013	1/22/2014	50 years
4050 Corporate Drive—Grapevine, TX	(4,153)	1991	6/27/2014	40 years
4055 Corporate Drive—Grapevine, TX	(3,387)	1996	4/15/2015	40 years
2501-2575 Allan Drive—Elk Grove, IL	(2,464)	1996	4/15/2015	40 years
2601-2651 Allan Drive—Elk Grove, IL	(1,667)	1985	9/30/2015	40 years
1300 Michael Drive—Wood Dale, IL	(1,494)	1985	9/30/2015	40 years
1350 Michael Drive—Wood Dale, IL	(1,143)	1985	9/30/2015	40 years
1225 Michael Drive—Wood Dale, IL	(1,513)	1985	9/30/2015	40 years
200 Lewis Drive—Wood Dale, IL	(1,010)	1985	9/30/2015	40 years
1301-1365 Mittel Boulevard—Chicago, IL	(1,177)	1985	9/30/2015	40 years
Tampa Distribution Center- Tampa, FL	(4,398)	1985	9/30/2015	40 years
Aurora Distribution Center- Aurora, IL	(2,221)	2009	4/11/2016	40 years
28150 West Harrison Parkway- Valencia, CA	(1,785)	2016	5/19/2016	50 years
28145 West Harrison Parkway- Valencia, CA	(1,916)	1997	6/29/2016	40 years
28904 Avenue Paine- Valencia, CA	(2,153)	1997	6/29/2016	40 years
25045 Avenue Tibbitts- Santa Clarita, CA	(2,733)	1988	6/29/2016	40 years
6000 Giant Road- Richmond, CA	(3,899)	1988	6/29/2016	40 years
6015 Giant Road- Richmond, CA	(3,400)	2016	9/8/2016	50 years
6025 Giant Road- Richmond, CA	(732)	2016	9/8/2016	50 years
Mason Mill Distribution Center—Buford, GA	(2,789)	2016	12/29/2016	50 years
Fremont Distribution Center - Fremont, CA	(1,657)	1991	3/29/2019	40 years
3324 Trinity Boulevard - Grand Prairie, TX	(1,295)	2015	5/31/2019	40 years
Taunton Distribution Center - Taunton, MA	(2,052)	2016	8/23/2019	50 years
Chandler Distribution Center - Chandler, AZ	(2,067)	2016	12/5/2019	50 years
Fort Worth Distribution Center--Fort Worth, TX	(1,850)	2020	10/23/2020	50 years
4993 Anson Boulevard--Whitestown, IN	(1,244)	2020	12/11/2020	50 years
5102 E 500 South--Whitestown, IN	(1,725)	2020	12/11/2020	50 years
Louisville Distribution Center—Shepherdsville, KY	(5,069)	2020	1/21/2021	50 years
6511 West Frye Road—Chandler, AZ	(1,344)	2019	2/23/2021	50 years
6565 West Frye Road—Chandler, AZ	(1,066)	2019	2/23/2021	50 years
6615 West Frye Road—Chandler, AZ	(1,022)	2019	2/23/2021	50 years
6677 West Frye Road—Chandler, AZ	(1,060)	2019	2/23/2021	50 years
5 National Way—Durham, NC	(956)	2020	9/28/2021	50 years
47 National Way—Durham, NC	(962)	2020	9/28/2021	50 years
South San Diego Distribution Center—San Diego, CA	(6,592)	2020	10/28/2021	40 years

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
2451 Bath Road—Elgin, IL	(1,131)	2020	11/16/2021	50 years
1755 Britannia Drive—Elgin, IL	(679)	2020	11/16/2021	50 years
687 Conestoga Parkway—Shepardsville, KY	(1,391)	2021	11/17/2021	50 years
Louisville Airport Distribution Center—Louisville, KY	(1,341)	2020	6/24/2021	50 years
Friendship Distribution Center-Buford, GA	(3,495)	2020	10/20/2021	50 years
13500 Danielson Street-Poway, CA	(722)	1997	7/2/2021	40 years
237 Via Vera Cruz-San Marcos, CA	(539)	1987	7/2/2021	40 years
4211 Starboard-Fremont, CA	(890)	1997	7/9/2021	40 years
2840 Loker Avenue-Carlsbad, CA	(861)	1998	11/30/2021	40 years
15890 Bernardo Center Drive-San Diego, CA	(613)	1991	11/30/2021	40 years
NE Atlanta DC-Jefferson, GA	(1,870)	2016	04/08/2022	40 years
6635 West Frye Road-Chandler, AZ	(1,069)	2019	06/08/2022	50 years
6575 West Frye Road-Chandler, AZ	(931)	2019	06/08/2022	50 years
West Phoenix Distribution Center-Glendale, AZ	(2,375)	2022	09/30/2022	50 years
Puget Sound Distribution Center-Lacey, WA	(477)	2021	10/06/2022	50 years
Louisville Logistics Center-Shepherdsville, KY	(865)	2022	04/10/2023	50 years
Total Industrial Properties	(110,578)

Office Properties:
Monument IV at Worldgate—Herndon, VA	(35,133)	2001	8/27/2004	50 years
140 Park Avenue—Florham Park, NJ	(5,565)	2015	12/21/2015	50 years
San Juan Medical Center- San Juan Capistrano, CA	(2,598)	2015	4/1/2016	50 years
Genesee Plaza - San Deigo, CA	(8,526)	1983	7/2/2019	40 years
Fountainhead Corporate Park--Tempe, AZ	(5,646)	1985	2/6/2020	40 years
170 Park Avenue-Florham Park, NJ	(2,796)	1998	2/2/2021	40 years
South Reno Medical Center-Reno, NV	(490)	2004	12/28/2021	40 years
North Tampa Surgery Center-Odessa, FL	(228)	2021	10/8/2021	50 years
1203 SW 7 Highway-Blue Springs, MO	(118)	2021	12/23/2021	40 years
8600 NE 82nd Street-Kansas City, MO	(141)	2021	12/23/2021	50 years
Sugar Land Medical Office-Sugar Land, TX	(395)	2020	12/30/2021	50 years
Roeland Park Medical Office-Roeland Park, KS	(327)	2021	12/28/2021	50 years
Durham Medical Center-Durham, NC	(1,497)	2010	12/23/2021	40 years
9101 Stony Point Drive--Richmond, VA	(1,773)	2018	9/15/2021	50 years
Cedar Medical Center at Flagstaff-Flagstaff, AZ	(427)	2022	4/29/2022	50 years
North Boston Medical Center-Haverhill, MA	(488)	2017	6/28/2022	50 years
North Charlotte Medical Center-Denver, NC	(257)	2017	6/28/2022	50 years
Grand Rapids Medical Center-Wyoming, MI	(168)	2018	7/21/2022	50 years
Glendale Medical Center-Los Angeles, CA	(463)	2018	7/29/2022	50 years
6300 Dumbarton Circle-Fremont, CA	(540)	1990	9/15/2022	40 years
6500 Kaiser Drive-Fremont, CA	(848)	1990	9/15/2022	40 years

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Greater Sacramento Medical Center-Rancho Cordova, CA	(274)	2012	9/16/2022	40 years
Total Office Properties	(68,698)

Residential Properties:
Townlake of Coppell—Coppell, TX	(8,644)	1986	5/22/2015	40 years
AQ Rittenhouse—Philadelphia, PA	(6,902)	2015	7/30/2015	50 years
Lane Park Apartments—Mountain Brook, AL	(10,977)	2014	5/26/2016	50 years
Dylan Point Loma—San Diego, CA	(10,631)	2016	8/9/2016	50 years
The Penfield—St. Paul, MN	(8,172)	2013	9/22/2016	50 years
180 North Jefferson—Chicago, IL	(17,604)	2004	12/1/2016	40 years
Jory Trail at the Grove—Wilsonville, OR	(10,341)	2012	7/14/2017	50 years
The Reserve at Johns Creek Walk—Johns Creek, GA	(6,708)	2007	7/28/2017	40 years
Villas at Legacy—Plano, TX	(8,968)	1999	6/6/2018	40 years
Stonemeadow Farms - Bothell, WA	(9,043)	1999	5/13/2019	40 years
Summit at San Marcos - Chandler, AZ	(7,099)	2018	7/31/2019	50 years
Princeton North Andover-North Andover, MA	(3,884)	2019	5/3/2021	50 years
The Preserve at the Meadows--Fort Collins, CO	(3,887)	2001	8/23/2021	40 years
The Rockwell--Berlin, MA	(3,534)	2020	8/31/2021	50 years
Miramont-Fort Collins, CO	(3,744)	1995	9/29/2021	40 years
Pinecone-Fort Collins, CO	(3,156)	1993	9/29/2021	40 years
Reserve at Venice-North Venice, FL	(2,810)	2021	12/17/2021	50 years
Woodside Trumbull-Trumbull, CT	(3,994)	2021	12/21/2021	50 years
Jefferson Lake Howell-Casselberry, FL	(5,529)	2021	03/30/2022	50 years
Oak Street Lofts-Tigard, OR	(2,572)	2019	07/15/2022	50 years
Molly Brook on Belmont-North Haledon, NJ	(1,749)	2022	09/27/2022	50 years
Single-Family Rental Portfolio II	(3,644)	Various	Various	50 years
Total Residential Properties	(143,592)

Retail Properties:
The District at Howell Mill—Atlanta, GA	(21,099)	2006	6/15/2007	50 years
Grand Lakes Marketplace—Katy, TX	(7,262)	2012	9/17/2013	50 years
Rancho Temecula Town Center—Temecula, CA	(10,689)	2007	6/16/2014	40 years
Skokie Commons—Skokie, IL	(4,591)	2015	5/15/2015	50 years
Whitestone Market—Austin, TX	(8,493)	2003	9/30/2015	40 years
Maui Mall—Maui, HI	(13,340)	1971	12/22/2015	40 years
Silverstone Marketplace—Scottsdale, AZ	(5,150)	2015	7/27/2016	50 years
Kierland Village Center—Scottsdale, AZ	(5,005)	2001	9/30/2016	40 years
Timberland Town Center—Beaverton, OR	(5,081)	2015	9/30/2016	50 years

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Montecito Marketplace—Las Vegas, NV	(7,429)	2007	8/8/2017	50 years
Milford Crossing-Milford, MA	(2,408)	2017	1/29/2020	50 years
Patterson Place-Durham, NC	(482)	2010	5/31/2022	40 years
Silverado Square-Las Vegas, NV	(515)	2018	6/1/2022	50 years
Woodlawn Point Shopping Center-Marrietta, GA	(1,024)	1993	6/30/2022	40 years
Total Retail Properties	(92,568)

Other Properties:
South Beach Parking Garage—Miami, FL	(5,768)	2001	1/28/2014	40 years
Total Other Properties	(5,768)

Total Consolidated Properties:	$(421,204)

Reconciliation of Real Estate

Consolidated Properties	2023	2022	2021
Balance at beginning of year	$4,453,585	$3,608,923	$2,320,336
Additions	147,335	885,330	1,372,562
Assets sold/ written off	(61,934)	(40,668)	(36,438)
Reclassed as held for sale	—	—	(47,537)
Balance at close of year	$4,538,986	$4,453,585	$3,608,923
Reconciliation of Accumulated Depreciation

Consolidated Properties	2023	2022	2021
Balance at beginning of year	$335,216	$259,362	$219,833
Additions	97,527	85,007	49,966
Assets sold/ written off	(11,539)	(9,153)	(3,676)
Write-downs for impairment charges	—	—	(1,822)
Reclassed as held for sale	—	—	(4,939)
Balance at close of year	$421,204	$335,216	$259,362