Form 10-Q
period 2024-03-31
JLL Income Property Trust, Inc.
filed 2024-05-09
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding on May 9, 2024 were 101,709,394 shares of Class A common stock, 26,213,057 shares of Class M common stock, 3,302,973 shares of Class A-I common stock, 91,341,243 shares of Class M-I common stock and 2,407,370 shares of Class D common stock.

JLL Income Property Trust, Inc.

Item 1. Financial Statements.
JLL Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Investments in real estate:
Land (including from VIEs of $79,242 and $78,865, respectively)	$739,134	$734,350
Buildings and equipment (including from VIEs of $274,927 and $271,596, respectively)	3,855,159	3,804,636
Less accumulated depreciation (including from VIEs of $(37,860) and $(35,833), respectively)	(437,870)	(421,204)
Net property and equipment	4,156,424	4,117,782
Investments in unconsolidated real estate affiliates	173,036	176,135
Real estate fund investments	354,480	343,021
Net investments in real estate	4,683,940	4,636,938
Investment in marketable securities	48,934	50,200
Mortgage notes receivable	99,747	94,145
Cash and cash equivalents (including from VIEs of $10,639 and $10,027, respectively)	71,801	87,887
Restricted cash (including from VIEs of $2,548 and $2,522, respectively)	25,493	26,918
Tenant accounts receivable, net (including from VIEs of $741 and $791, respectively)	5,098	8,964
Deferred expenses, net (including from VIEs of $4,872 and $3,835, respectively)	22,985	21,533
Acquired intangible assets, net (including from VIEs of $2,949 and $3,904, respectively)	214,281	223,612
Deferred rent receivable, net (including from VIEs of $1,624 and $1,579, respectively)	40,424	38,636
Prepaid expenses and other assets (including from VIEs of $8,929 and $11,060, respectively)	50,858	35,254
TOTAL ASSETS	$5,263,561	$5,224,087
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $115,956 and $116,066, respectively)	$2,072,082	$2,025,054
Accounts payable and other accrued expenses (including from VIEs of $8,169 and $6,472, respectively)	68,193	57,207
Financing obligation	676,020	756,853
Accrued offering costs	180,826	184,017
Accrued interest (including from VIEs of $632 and $634, respectively)	7,810	2,374
Accrued real estate taxes (including from VIEs of $1,285 and $1,016, respectively)	15,068	12,413
Advisor fees payable	3,531	3,672
Acquired intangible liabilities, net (including from VIEs of $261 and $292, respectively)	39,477	41,415
TOTAL LIABILITIES	3,063,007	3,083,005
Redeemable noncontrolling interests	15,924	15,447
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 103,778,793 and 107,680,719 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,038	1,077
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 26,349,587 and 26,599,396 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	263	266
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 3,429,612 and 4,529,817 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	34	45
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 91,308,682 and 92,951,608 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	913	930
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 2,407,370 and 2,407,370 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	24	24
Additional paid-in capital (net of offering costs of $360,607 and $357,958 as of March 31, 2024 and December 31, 2023, respectively)	2,781,774	2,791,951
Distributions to stockholders	(847,574)	(817,439)
Accumulated deficit	(112,391)	(126,527)
Total JLL Income Property Trust, Inc. stockholders’ equity	1,824,081	1,850,327
Noncontrolling interests	360,549	275,307
Total equity	2,184,630	2,125,634
TOTAL LIABILITIES AND EQUITY	$5,263,561	$5,224,087
The abbreviation “VIEs” above means Variable Interest Entities.
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Revenues:
Rental revenue	$97,143	$92,602
Other revenue	3,169	2,178
Interest on mortgage notes receivable	2,162	—
Total revenues	102,474	94,780
Operating expenses:
Real estate taxes	14,026	13,587
Property operating	17,659	17,213
Property general and administrative	1,174	964
Advisor fees	10,389	11,069
Company level expenses	1,683	1,918
Depreciation and amortization	36,307	36,898
Total operating expenses	81,238	81,649

Other income (expenses):
Interest expense	(15,230)	(94,060)
Income (loss) from unconsolidated real estate affiliates and fund investments	12,158	(14,674)
Investment income on marketable securities	645	523
Net realized gain (loss) upon sale of marketable securities	118	(332)
Net unrealized change in fair value of investment in marketable securities	(1,821)	1,224
Total other income and (expenses)	(4,130)	(107,319)
Net income (loss)	17,106	(94,188)
Less: Net (income) loss attributable to the noncontrolling interests	(2,970)	4,491
Net income (loss) attributable to JLL Income Property Trust, Inc.	$14,136	$(89,697)
Net income (loss) attributable to JLL Income Property Trust, Inc. per share-basic and diluted:
Class A	0.06	(0.33)
Class M	0.06	(0.33)
Class A-I	0.06	(0.33)
Class M-I	0.06	(0.33)
Class D	0.06	(0.33)
Weighted average common stock outstanding-basic and diluted	230,710,490	242,864,524

See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except per share amounts
(Unaudited)

	Common Stock		Additional Paid-in Capital	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2023	243,592,068	$2,436	$2,799,539	$(691,090)	$(14,788)	$86,663	$2,182,760
Issuance and conversion of common stock	6,468,864	65	91,640	—	—	—	91,705
Repurchase of shares	(5,987,355)	(60)	(84,908)	—	—	—	(84,968)
Offering costs	—	—	(6,974)	—	—	—	(6,974)
Stock based compensation	25,345	—	350	—	—	—	350
Net loss ($24 loss allocated to redeemable noncontrolling interests)	—	—	—	—	(89,697)	(4,467)	(94,164)
Issuance of OP units	—	—	—	—	—	108,712	108,712
Adjustment of noncontrolling interests	—	—	41,389	—	—	(41,389)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(2,737)	(2,737)
Allocation to redeemable noncontrolling interests	—	—	(560)	—	—	—	(560)
Distributions declared per share ($0.145)	—	—	—	(31,986)	—	—	(31,986)
Balance, March 31, 2023	244,098,922	$2,441	$2,840,476	$(723,076)	$(104,485)	$146,782	$2,162,138

Balance, January 1, 2024	234,168,910	$2,342	$2,791,951	$(817,439)	$(126,527)	$275,307	$2,125,634
Issuance and conversion of common stock	2,995,022	30	36,764	—	—	—	36,794
Repurchase of shares	(9,919,006)	(100)	(122,596)	—	—	—	(122,696)
Offering costs	—	—	(2,649)	—	—	—	(2,649)
Stock based compensation	29,118	—	350	—	—	—	350
Net income ($20 loss allocated to redeemable noncontrolling interests)	—	—	—	—	14,136	2,990	17,126
Issuance of OP units	—	—	—	—	—	167,998	167,998
Repurchase of OP units	—	—	—	—	—	(600)	(600)
Adjustment of noncontrolling interests	—	—	78,533	—	—	(78,533)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(6,613)	(6,613)
Allocation to redeemable noncontrolling interests	—	—	(579)	—	—	—	(579)
Distributions declared per share ($0.145)	—	—	—	(30,135)	—	—	(30,135)
Balance, March 31, 2024	227,274,044	$2,272	$2,781,774	$(847,574)	$(112,391)	$360,549	$2,184,630

See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands, except per share amounts (Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,106	$(94,188)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	35,571	36,614
Net realized loss upon sale of marketable securities	(118)	332
Net unrealized change in fair value of marketable securities	1,821	(1,224)
Straight line rent	(1,789)	(1,847)
(Income) loss from unconsolidated real estate affiliates and fund investments	(12,158)	14,674
Distributions received from unconsolidated real estate affiliates and fund investments	3,971	4,569
Non-cash interest (income) expense related to the DST Program	(10,503)	71,644
Performance fee	—	(6,969)
Net changes in assets, liabilities and other	(2,358)	(9,379)
Net cash provided by operating activities	31,543	14,226
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(17,824)	(11,528)
Capital improvements and lease commissions	(12,445)	(6,492)
Investment in unconsolidated real estate affiliates and fund investments	(173)	—
Deposits for investments under contract	—	(1,000)
Investment in marketable securities	(4,530)	(5,130)
Proceeds from sale of marketable securities	4,093	4,665
Investment in mortgage notes receivable	(5,203)	—
Net cash used in investing activities	(36,082)	(19,485)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	21,687	71,929
Proceeds from DST Program	81,285	100,502
Repurchase of shares	(119,948)	(84,246)
Offering costs	(5,556)	(5,999)
Distributions to stockholders	(10,868)	(11,519)
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(7,329)	(2,737)
Contributions received from noncontrolling interests	24	—
Draws on credit facility	68,000	25,000
Payment on credit facility	(35,000)	(100,000)
Proceeds from mortgage notes and other debt payable	72,900	—
Debt issuance costs	(99)	(17)
Principal payments on mortgage notes and other debt payable	(78,068)	(2,257)
Net cash used in financing activities	(12,972)	(9,344)
Net decrease in cash, cash equivalents and restricted cash	(17,511)	(14,603)
Cash, cash equivalents and restricted cash at the beginning of the period	114,805	103,568
Cash, cash equivalents and restricted cash at the end of the period	$97,294	$88,965
Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to Consolidated Statements of Cash Flows
Cash and cash equivalents	$71,801	$60,217
Restricted cash	25,493	28,748
Cash, cash equivalents and restricted cash at the end of the period	$97,294	$88,965
Supplemental disclosure of cash flow information:
Interest paid	$27,905	$22,920
Non-cash activities:
Write-offs of receivables	$2	$347
Write-offs of retired assets and liabilities	19,072	2,802
Change in liability for capital expenditures	582	1,378
Net liabilities assumed at acquisition	(534)	—
Change in issuance of common stock receivable and redemption of common stock payable	2,745	634
Change in accrued offering costs	(2,907)	975
Assumption of mortgage notes payable	(26,191)	—
Investments in real estate and settlement of financing obligations in exchange for OP Units	167,998	108,682
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
JLL Income Property Trust, Inc., is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of healthcare, industrial, residential, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of March 31, 2024, we owned interests in a total of 133 properties and nearly 4,500 single-family rental houses located in 28 states.
We own substantially all of our assets through JLLIPT Holdings, LP, a Delaware limited partnership (our “operating partnership”), of which we are a limited partner and JLLIPT Holdings GP, LLC, our wholly owned subsidiary, is the sole general partner. The use of our operating partnership to hold substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). By using an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his or her property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership ("OP Units") and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction. As of March 31, 2024, we raised aggregate proceeds from the issuance of OP Units in our operating partnership of $653,170, and owned directly or indirectly 81.9% of the OP Units of our operating partnership. The remaining 18.1% of the OP Units are held by third parties.
From our inception to March 31, 2024, we have received approximately $5,946,150 in gross offering proceeds from various public and private offerings of shares of our common stock as well as issuance of OP Units. On October 1, 2012, we commenced our initial public offering of common stock and since that time we have offered shares of our common stock in various public offerings registered with the Securities and Exchange Commission (the "SEC").
On December 21, 2021, our most recent public offering (the "Current Public Offering") of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, was declared effective by the SEC. As of March 31, 2024, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Current Public Offering of $1,104,600. We intend to continue to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering.
In addition to our public offerings, on March 3, 2015, we commenced a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated thereunder of up to $350,000 in shares of our Class D common stock with an indefinite duration (the "Private Offering"). As of March 31, 2024, we have raised aggregate gross proceeds of $98,188 in the Private Offering. In addition, on October 16, 2019, we, through our operating partnership, initiated a program (the “DST Program”) to raise up to $2,000,000 in private placements exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts ("DSTs") holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of March 31, 2024, we have raised approximately $1,200,100 of aggregate gross proceeds from our DST Program.
As of March 31, 2024, 103,778,793 shares of Class A common stock, 26,349,587 shares of Class M common stock, 3,429,612 shares of Class A-I common stock, 91,308,682 shares of Class M-I common stock, and 2,407,370 shares of Class D common stock were outstanding and held by a total of 23,518 stockholders.
LaSalle acts as our advisor pursuant to the advisory agreement among us, our operating partnership and LaSalle (the "Advisory Agreement"). The term of our Advisory Agreement expires June 5, 2025, subject to an unlimited number of successive one-year renewals. Our Advisor, a registered investment advisor with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. Our executive officers are employees of and compensated by our Advisor. We have no employees, as all operations are managed by our Advisor.
LaSalle is a wholly owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of March 31, 2024, JLL and its affiliates owned an aggregate of 2,521,801 Class M shares, which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a current value of approximately $30,312.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the accounts of our wholly owned subsidiaries, consolidated variable interest entities ("VIE") and the unconsolidated investments in real estate affiliates. We consider the authoritative guidance of accounting for investments in common stock, investments in real estate ventures, investors accounting for an investee when the investor has the majority of the voting interest but the minority partners have certain approval or veto rights, determining whether a general partner or general partners as a group controls a limited partnership or similar entity when the limited partners have certain rights and the consolidation of VIEs in which we own less than a 100% interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of March 31, 2024, our VIEs include The District at Howell Mill, Grand Lakes Marketplace, 237 Via Vera Cruz, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, 15890 Bernardo Center Drive and Single-Family Rental Portfolio II due to the joint venture structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs and our operating partnership. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of March 31, 2024, noncontrolling interests represented the minority members’ proportionate share of the The District at Howell Mill, a consolidated joint venture and our operating partnership.
Redeemable noncontrolling interests represent noncontrolling interests that are redeemable at the option of the holder or in circumstances out of our control and therefore are accounted for as temporary equity. The carrying amount of the redeemable noncontrolling interests is adjusted over time on an accretive basis to reflect the fair value at the time the noncontrolling interest becomes redeemable by the holder. Changes in the redemption value of redeemable noncontrolling interests are recorded as an allocation of retained earnings on our Consolidated Statements of Equity. We have redeemable noncontrolling interests that relate to Grand Lakes Marketplace, 237 Via Vera Cruz, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, 15890 Bernardo Center Drive and Single-Family Rental Portfolio II as of March 31, 2024. As of March 31, 2024, $15,924 related to these third party joint ventures were included in Redeemable noncontrolling interests on our Consolidated Balance Sheet of which $2,930 is immediately puttable by the holder of the noncontrolling interest.
Certain of our joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of its outside joint venture partners.
The carrying amount of our noncontrolling interests reflected in equity are as follows:

	March 31, 2024	December 31, 2023
Interests in the partnership equity of the operating partnership	$356,875	$271,650
Noncontrolling interest in consolidated joint ventures	3,674	3,657
Total noncontrolling interests reflected in equity	$360,549	$275,307
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC on March 14, 2024 (our “2023 Form 10-K”) and should be read in conjunction with such consolidated financial statements and related notes. The following notes to these interim consolidated financial statements highlight changes to the notes included in the December 31, 2023 audited consolidated financial statements included in our 2023 Form 10-K and present interim disclosures as required by the SEC.
The interim financial data as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. At March 31, 2024, our restricted cash balance on our Consolidated Balance Sheet was primarily related to loan escrow amounts and subscriptions received in advance.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at March 31, 2024 and December 31, 2023 was $9,850 and $9,648, respectively.
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
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $142,821 and $145,228 at March 31, 2024 and December 31, 2023, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $19,302 and $20,811 at March 31, 2024 and December 31, 2023, respectively, on the accompanying Consolidated Balance Sheets.
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
Real estate fund investments accounted for under the fair value option are stated at the fair value of our ownership in the fund. The fair value is recorded based upon changes in the NAV of the limited partnership as determined from the financial statements of the real estate fund. During the three months ending March 31, 2024, we recorded an unrealized gain classified within the Level 3 category of $11,452 and during the three months ended March 31, 2023 we recorded a net decrease in fair value classified within the Level 3 category of $435, which related to our investments in the NYC Retail Portfolio (as defined below) and the Single-Family Rental Portfolio I (as defined below) (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments). During the three months ending March 31, 2024, we recorded an impairment charge in our unconsolidated investment in Pioneer Tower within the Level 3 category of $1,335 utilizing a capitalization rate of 7.00% and a discount rate of 8.75% to reflect our investment at its estimated fair value.
We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable using Level 2 inputs was approximately $139,560 and $153,000 lower than the aggregate carrying amounts at March 31, 2024 and December 31, 2023, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon extinguishment of our mortgage notes and other debt payable.
Derivative Financial Instruments
We record all derivatives on the Consolidated Balance Sheets at fair value in prepaid expenses and other assets or accounts payable and other accrued expenses. Changes in the fair value of our derivatives are recorded on our Consolidated Statements of Operations and Comprehensive Income, as a component of interest expense, as we have not designated our derivative instruments as hedges. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we may use interest rate caps, swaps and collars.
As of March 31, 2024, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	5	$300,000
Interest Rate Collars	3	350,000
The fair value of our interest rate derivatives represent assets of $10,040 and $2,435 at March 31, 2024 and December 31, 2023, respectively.
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
Mortgage Notes Receivable
Mortgage notes receivable, including related accrued interest receivable, consists of mortgage loans originated by us and the related accrued and unpaid interest income as of the balance sheet date. In accordance with ASC Topic 326, Measurement of Credit Losses on Financial Instruments, we will measure for any expected credit loss at each reporting period and record an allowance on those mortgage note receivables when deemed necessary. While Topic 326 does not require any particular method for determining any reserves, it does specify that it should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, as well as reasonable forecasts for the term of each mortgage note receivable.

Ground Lease
As of March 31, 2024, we have a single ground lease arrangement for which we are the lessee and recorded a right-of-use asset within prepaid expenses and other assets on our Consolidated Balance Sheets in the amount of $2,014 and a lease liability within accounts payable and other liabilities on our Consolidated Balance Sheets in the amount of $2,239.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes, which provides improvements to income tax disclosures by enhancing transparency. The standard will be effective for us for the fiscal years beginning after December 15, 2024. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements and footnotes.
NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the healthcare, industrial, residential, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. All references to square footage and units are unaudited.
Acquisitions
On February 29, 2024, we acquired Creekview Crossing, a 183-unit residential property located in Sherwood, Oregon for approximately $61,250. The acquisition was funded by the issuance of OP Units, cash on hand and the assumption of a $26,191 mortgage note payable that bears an interest rate of 3.09% and matures June 1, 2055.
We allocated the purchase price for our 2024 acquisitions in accordance with authoritative guidance as follows:

2024 Acquisitions
Land	$4,623
Building and equipment	47,083
In-place lease intangible (acquired intangible assets)	1,671
Assumed debt discount	7,620
$60,997
Amortization period for intangible assets and liabilities	5 Months - 31 Years
Dispositions
There have been no dispositions during the three months ended March 31, 2024.

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
In addition to investments in consolidated properties, we may make investments in real estate, which are classified as unconsolidated real estate affiliates under GAAP. The residential sector includes apartment properties and single-family rental homes.
Unconsolidated Real Estate Affiliates
The following represent our unconsolidated real estate affiliates as of March 31, 2024 and December 31, 2023:

				Carrying Amount of Investment
Property	Property Type	Location	Acquisition Date	March 31, 2024	December 31, 2023
Chicago Parking Garage	Other	Chicago, IL	December 23, 2014	$13,039	$13,272
Pioneer Tower	Office	Portland, OR	June 28, 2016	63,500	65,637
The Tremont	Residential	Burlington, MA	July 19, 2018	21,198	21,192
The Huntington	Residential	Burlington, MA	July 19, 2018	9,132	9,357
Siena Suwanee Town Center	Residential	Suwanee, GA	December 15, 2020	30,540	30,685
Kingston at McLean Crossing	Residential	McLean, VA	December 3, 2021	35,627	35,992
Total				$173,036	$176,135
Summarized Combined Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

	March 31, 2024	December 31, 2023
Net investments in real estate	$388,667	$390,702
Acquired intangible assets, net	8,095	8,143
Other assets	11,975	12,634
Total assets	$408,737	$411,479

Mortgage notes and other debt payable	$177,618	$178,160
Acquired intangible liabilities, net	1,198	1,305
Other liabilities	3,434	3,603
Total liabilities	182,250	183,068
Members’ equity	226,487	228,411
Total liabilities and members' equity	$408,737	$411,479
Company Investments in Unconsolidated Real Estate Affiliates—Equity Method Investments

	March 31, 2024	December 31, 2023
Members’ equity	$226,487	$228,411
Less: other members' equity	(18,989)	(19,149)
Basis differential	(34,462)	(33,127)
Investments in unconsolidated real estate affiliates	$173,036	$176,135

Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Total revenues	$9,297	$9,334
Total operating expenses	6,281	6,209
Operating income	$3,016	$3,125
Total other expenses	1,374	2,271
Net income	$1,642	$854
Company Equity in Income of Unconsolidated Real Estate Affiliates - Equity Method Investments

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net income of unconsolidated real estate affiliates	$1,642	$854
Other members’ share of net income	(287)	(108)
Impairment of investments in unconsolidated real estate affiliates	(1,335)	(11,414)
Company equity in income (loss) of unconsolidated real estate affiliates	$20	$(10,668)
NYC Retail Portfolio
On December 8, 2015, a wholly owned subsidiary of ours acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of March 31, 2024, the NYC Retail Portfolio owned six retail properties totaling approximately 1,940,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens and New Jersey. We have no unfunded commitments.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. As of March 31, 2024 and December 31, 2023, the carrying amount of our investment in the NYC Retail Portfolio was $73,503 and $71,866, respectively. During the three months ended March 31, 2024, we recorded an increase in fair value of our investment in the NYC Retail Portfolio of $1,637. During the three months ended March 31, 2024, we made no capital contributions and received no distributions from Madison NYC Core Retail Partners, L.P. During the three months ended March 31, 2023, we recorded an increase in fair value of our investment in the NYC Retail Portfolio of $35. During the three months ended March 31, 2023, we made no capital contributions and received no distributions from Madison NYC Core Retail Partners, L.P.
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
At acquisition we made the election to account for our interest in the Single-Family Rental Portfolio I under the fair value option. As of March 31, 2024 and December 31, 2023, the carrying amount of our investment in the Single-Family Rental Portfolio I was $280,977 and $271,155, respectively. During the three months ended March 31, 2024, we recorded an increase in the fair value of our investment in the Single-Family Rental Portfolio I of $9,815. During the three months ended March 31, 2024, we received distributions of income totaling $686. During the three months ended March 31, 2023, we recorded a decrease in the fair value of our investment in the Single-Family Rental Portfolio I of $6,000. During the three months ended March 31, 2023, we received distributions of income totaling $1,959. The cash distributions of income increased income from unconsolidated real estate affiliates.

Summarized Combined Balance Sheets—NYC Retail Portfolio and Single-Family Rental Portfolio I—Fair Value Option Investments

	March 31, 2024	December 31, 2023
Investment in real estate ventures	$1,646,066	$1,622,244
Cash	36,087	31,463
Other assets	57,963	55,537
Total assets	$1,740,116	$1,709,244

Total liabilities	849,535	848,278
Partners' capital	890,581	860,966
Total liabilities and partners' capital	$1,740,116	$1,709,244
Summarized Statement of Operations—NYC Retail Portfolio and Single-Family Rental Portfolio I—Fair Value Option Investments

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Total revenue	$23,073	$22,667

Net investment income	11,266	9,440
Net change in unrealized gain (loss) on investment in real estate ventures	19,850	(25,074)
Net income (loss)	$31,116	$(15,634)
NOTE 5—MORTGAGE NOTES RECEIVABLE
Mortgage notes receivable, including related accrued interest receivable, consists of first mortgage loans originated by us and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes receivable are initially recorded at the amount advanced to the borrower less allowance for credit loss, if applicable. As of March 31, 2024, no allowance for credit loss has been recorded. Interest income is recognized monthly and includes the stated interest less the amortization of any financing costs. Mortgage notes receivables that we enter into may include commitments to fund incremental amounts to our borrowers after the initial closing. Our mortgage notes receivable consist of the following as of March 31, 2024:

Loan Secured By	Location	Origination Date	Maturity Date	Loan Type	Interest Rate (SOFR +) (1)	Loan Amount	Unfunded Amount
Residential	Austin, TX	May 26, 2023	May 26, 2026	Interest Only	2.95%	$27,000	$—
Residential	Charlotte, NC	September 22, 2023	September 15, 2026	Interest Only	3.25	27,000	1,149
Residential	North Charleston, SC	December 14, 2023	December 1, 2026	Interest Only	3.85	48,000	1,850
________
(1)    One month term Secured Overnight Financing Rate ("SOFR").

NOTE 6—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2055 and consist of the following:

	Maturity/Extinguishment Date	Fixed / Floating	Interest Rate	Amount payable as of
				March 31, 2024	December 31, 2023
Mortgage notes payable (1) (2)	September 1, 2024 - June 1, 2055	Fixed / Floating	1.76% - 6.82%	$1,202,773	$1,181,750
Revolving line of credit	April 28, 2025	Fixed / Floating	5.61	493,000	460,000
Term loan	April 28, 2027	Fixed	4.88	400,000	400,000
Total				$2,095,773	$2,041,750
Net debt discount on assumed debt and debt issuance costs				(23,691)	(16,696)
Mortgage notes and other debt payable, net				$2,072,082	$2,025,054

________
(1)    On February 29, 2024, we assumed a $26,191 mortgage note payable related to Creekview Crossing. The mortgage note bears an interest rate of 3.09% and matures on June 1, 2055.
(2)     On March 21, 2024, we repaid a mortgage note payable in the amount of $39,900 and entered into a $37,000 mortgage note payable. The mortgage note bears an interest of 5.71% and matures on April 1, 2034.

Aggregate future principal payments of mortgage notes payable and other debt payable as of March 31, 2024 are as follows:

Year	Amount
2024	$15,804
2025	686,990
2026	309,773
2027	448,410
2028	151,015
Thereafter	483,781
Total	$2,095,773
Credit Facility
On April 28, 2022, we entered into a credit agreement providing for a $1,000,000 revolving line of credit and unsecured term loan (collectively, the “Credit Facility”) with a syndicate of nine lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Capital Markets LLC, Wells Fargo Securities, LLC and Capital One, National Association. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. The $1,000,000 Credit Facility consists of a $600,000 revolving line of credit (the “Revolving Credit Facility”) and a $400,000 term loan (the “Term Loan”). The primary interest rate for the Revolving Credit Facility is based on one-month term SOFR plus 0.10% (“Adjusted Term SOFR”), plus a margin ranging from 1.30% to 2.00%, depending on our total leverage ratio. The primary interest rate for the Term Loan is based on Adjusted Term SOFR, plus a margin ranging from 1.25% to 1.95%, depending on our total leverage ratio. The maturity date of the Revolving Credit Facility is April 28, 2025 and the Term Loan is April 28, 2027. The Credit Facility contains two, twelve-month extension options at our election. Based on our current total leverage ratio, we can elect to borrow at Adjusted Term SOFR plus 1.35% and Adjusted Term SOFR plus 1.30% for the Revolving Credit Facility and Term Loan, respectively, or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) Adjusted Term SOFR plus 1.00%, plus (ii) a margin ranging from 0.30% to 1.00% for base rate loans under the Revolving Credit Facility or a margin ranging from 0.25% to 0.95% for base rate loans under the Term Loan. If the “base rate” is less than 1.00%, it will be deemed to be 1.00% for purposes of the Credit Facility. We intend to use the Revolving Credit Facility to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries.

As of March 31, 2024, we believe no material adverse effects had occurred. We expect to utilize our cash on hand and Credit Facility capacity to extinguish mortgage notes maturing in 2024, fund redemptions and other general corporate needs.
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
At March 31, 2024, we had $493,000 outstanding under the Revolving Credit Facility at Adjusted Term SOFR plus 1.55% and $400,000 outstanding under the Term Loan at Adjusted Term SOFR plus 1.50%. We entered into swap and collar agreements for $650,000 of the Credit Facility to fix the floating rate SOFR at an average of 3.87% (all in rate of 5.37% to 5.42% at March 31, 2024). The interest rate swap and collar agreements mature on April 28, 2027.
Covenants
At March 31, 2024, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at March 31, 2024 and December 31, 2023 were $14,661 and $13,993, respectively.
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
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.

Stock Transactions
The stock transactions for each of our classes of common stock for the three months ended March 31, 2024 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock	Total
Balance, December 31, 2023	107,680,719	26,599,396	4,529,817	92,951,608	2,407,370	234,168,910
Issuance of common stock	1,297,760	327,350	26,161	1,372,925	—	3,024,196
Repurchase of common stock	(5,157,600)	(566,088)	(1,126,366)	(3,068,952)	—	(9,919,006)
Share conversions	(42,086)	(11,071)	—	53,101	—	(56)
Balance, March 31, 2024	103,778,793	26,349,587	3,429,612	91,308,682	2,407,370	227,274,044
Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan and as stock compensation, for the three months ended March 31, 2024 were as follows:

	Three Months Ended March 31, 2024
	# of shares	Amount
Class A Shares	1,297,760	$15,962
Class M Shares	327,350	4,011
Class A-I Shares	26,161	317
Class M-I Shares	1,372,925	16,854
Total		$37,144
Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the three months ended March 31, 2024, we honored 100% of repurchase requests we received and repurchased 9,919,006 shares of common stock in the amount of $122,696. During the three months ended March 31, 2023, we honored 100% of repurchase requests we received and repurchased 5,987,355 shares of common stock in the amount of $84,968.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock and OP Units may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares or unit being purchased on the distribution date. For the three months ended March 31, 2024, we issued 1,591,446 shares of common stock for $19,267 under the distribution reinvestment plan. For the three months ended March 31, 2023, we issued 1,466,805 shares of common stock for $20,433 under the distribution reinvestment plan.
Operating Partnership Units
Our operating partnership may issue OP Units to DST investors upon exercising its fair market value purchase option in exchange for their beneficial interests in such DST Properties, which are recorded as financing obligations (see Note 8-DST Program). Our operating partnership may also issue OP Units in connection with certain acquisitions from third parties. After a one-year holding period, holders of OP Units generally have the right to cause our operating partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both. During the three months ended March 31, 2024, we issued a total of 13,653,684 OP Units with a value of $167,998. During the three months ended March 31, 2023, we issued a total of 7,817,665 OP Units with a value of $108,712.
Earnings Per Share
Basic per share amounts are based on the weighted average of shares outstanding of 230,710,490, and 242,864,524 for the three months ended March 31, 2024 and 2023, respectively. We have no dilutive or potentially dilutive securities.

We compute net income per share for Class A, Class M, Class A-I, Class M-I and Class D common stock using the two-class method. Our Advisor may earn a performance fee (see Note 10-Related Party Transactions), which may impact the net income of each class of common stock differently. The calculated performance component for the three months ended March 31, 2024 and 2023, and the impact on each class of common stock, are shown below. In periods where no performance fee is recognized in our Consolidated Statements of Operations and Comprehensive Income, the net income per share will be the same for each class of common stock.
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
The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I and Class D common stock:

	Three Months Ended March 31, 2024
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income before performance fee	$6,464	$1,618	$257	$5,649	$148
Allocation of performance fee	—	—	—	—	—
Total	$6,464	$1,618	$257	$5,649	$148
Weighted average number of common shares outstanding	105,515,994	26,401,030	4,195,129	92,190,967	2,407,370
Basic and diluted net income per share:	$0.06	$0.06	$0.06	$0.06	$0.06

	Three Months Ended March 31, 2023
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(37,785)	$(8,777)	$(1,637)	$(31,810)	$(1,008)
Allocation of performance fee	—	—	—	—	—
Total	$(37,785)	$(8,777)	$(1,637)	$(31,810)	$(1,008)
Weighted average number of common shares outstanding	113,264,683	26,311,066	4,907,983	95,357,767	3,023,025
Basic and diluted net income per share:	$(0.33)	$(0.33)	$(0.33)	$(0.33)	$(0.33)
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting, printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC, or in a private placement, and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Current Public Offering until December 21, 2021, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Current Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Current Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the Current Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Current Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of March 31, 2024 and December 31, 2023, LaSalle has paid $3,033 and $2,185, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in Accrued offering costs on the Consolidated Balance Sheets.

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
The sale of beneficial interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by the operating partnership and as such, the property will remain on our books and records. The proceeds received from each DST offering will be accounted for as a financing obligation on the Consolidated Balance Sheets. Upfront costs for legal work and debt placement costs for the DST totaling $2,311 are accounted for as deferred loan costs and are netted against the financing obligation as of March 31, 2024.
Under the master lease, we are responsible for subleasing the DST Property to tenants, for covering all costs associated with operating the underlying DST Property, and for paying base rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes), the DST Properties are included in our consolidated financial statements, with the master lease rent payments accounted for as interest expense. During the three months ended March 31, 2024, we recorded interest expense related to the master lease in the amounts of $9,607. During the three months ended March 31, 2023, we recorded interest expense related to the master lease in the amounts of $9,302. We will record non-cash interest expense over the expected period until exercising of the fair market value purchase option for properties that have increased in fair value. We will recognize non-cash interest income (recorded as a reduction to interest expense) at exercise of the fair market value purchase option for properties that have decreased in fair value. We incurred non-cash interest expense of $968 for the three months ended March 31, 2024, and non-cash interest income of $11,471 for the three months ended March 31, 2024. We incurred non-cash interest expense of $62,111 for the three months ended March 31, 2023. Commencing on October 1, 2023, we have elected the fair value option for DSTs launching after that date.
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
As of March 31, 2024, we have sold approximately $1,200,100 of interests related to the DST Program. As of March 31, 2024, the following properties are included in our DST Program:

The Penfield	Sugar Land Medical Plaza	Louisville Logistics Center
Reserve at Venice	Suwanee Distribution Center	140 Park
Duke Medical Center	West Phoenix Distribution Center	47 National Way
Silverstone Marketplace	6300 Dumbarton Circle	Townlake of Coppell
South Reno Medical Center	6500 Kaiser Drive	Taunton Distribution Center

NOTE 9—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties based on operating leases in place at March 31, 2024 are as follows:

Year	Amount
2024	$214,955
2025	204,112
2026	172,897
2027	144,048
2028	121,468
Thereafter	442,656
Total	$1,300,136
 Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the three months ended March 31, 2024, no individual tenant accounted for greater than 10% of minimum base rents.
NOTE 10—RELATED PARTY TRANSACTIONS
Pursuant to the Advisory Agreement with LaSalle, we pay a fixed advisory fee of 1.25% of our NAV calculated daily. The Advisory Agreement allows for a performance fee to be earned for each share class based on the total return of that share class or OP Unit during the calendar year. The performance fee is calculated as 10% of the return in excess of 7% per annum. The term of our Advisory Agreement expires June 5, 2025, subject to an unlimited number of successive one-year renewals.
The fixed advisory fees for the three months ended March 31, 2024 and 2023 were $10,389 and $11,069, respectively. There were no performance fees for the three months ended March 31, 2024 and 2023. Included in Advisor fees payable at March 31, 2024 and December 31, 2023 were $3,531 and $3,672 of fixed fee expense, respectively, and no performance fee expenses.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, for property management, construction management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the three months ended March 31, 2024 and 2023, JLL Americas was paid $996 and $374, respectively.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three months ended March 31, 2024 and 2023, we paid the Dealer Manager selling commissions and dealer manager fees totaling $3,149 and $3,610, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in Accrued offering costs at March 31, 2024 and December 31, 2023 were $177,793 and $181,832 of future dealer manager fees payable, respectively.
As of March 31, 2024 and December 31, 2023, we owed $3,033 and $2,185, respectively, for organization and offering costs paid by LaSalle (see Note 7-Common Stock and OP Units). These costs are included in Accrued offering costs.
LaSalle Investment Management Distributors, LLC also serves as the dealer manager for the DST Program on a “best efforts” basis. Our taxable REIT subsidiary, which is a wholly owned subsidiary of our operating partnership, will pay the dealer manager upfront selling commissions, upfront dealer manager fees and placement fees of up to 5.0%, 1.0% and 1.0%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. All upfront selling commissions and upfront dealer manager fees are reallowed to participating broker-dealers. For the three months ended March 31, 2024 and 2023, our taxable REIT subsidiary paid $1,788 and 2,203, respectively, to the Dealer Manager. In addition, the Dealer Manager may receive an ongoing investor servicing fee that is calculated daily on a continuous basis from year to year equal to 1/365th of (a) 0.25% of the NAV of each outstanding unit of beneficial interest for such day, payable by the DSTs; (b) 0.85% of the NAV of each outstanding Class A OP Unit, 0.30% of the NAV of each outstanding Class M OP Unit and 0.30% of the NAV of each outstanding Class A-I OP Unit for such day issued in connection with the operating partnership's fair market value option (the "FMV Option"), payable by our operating partnership; and (c) 0.85% of the NAV of each outstanding Class A share, 0.30% of the NAV of each outstanding Class M share and 0.30% of the NAV of each outstanding Class A-I share for such day issued in connection with the investors' redemption right, payable by us. The investor servicing fee may continue for so long as the investor in the DST Program holds beneficial interests, Class A, Class M and Class A-I OP Units or Class A, Class M and Class A-I shares that were issued in connection with the DST Program. No investor servicing fee will be paid on Class M-I OP Units or Class M-I shares. For the three months ended March 31, 2024 and 2023, the DSTs paid $499 and $508, respectively, in investor servicing fees to the Dealer Manager in connection with the DST Program.
LaSalle also serves as the manager for the DST Program. Each DST may pay the manager a management fee equal to a to-be-agreed upon percentage of the total equity of such DST. For the three months ended March 31, 2024 and 2023, the DSTs paid $310 and $317, respectively, in management fees to our Advisor in connection with the DST Program.
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
The operating agreement for 237 Via Vera Cruz, 4211 Starboard, 13500 Danielson Street, 2840 Loaker Avenue and 15890 Bernardo Center Drive allows the unrelated third party joint venture partner, owning a 5% interest, to put its interest to us at a market determined value starting July 31, 2024.
The operating agreement for our investment in Single-Family Rental Portfolio II allows the unrelated third party joint venture, owning a 5% interest, to put its interest to us at a market determined value starting November 9, 2030.
NOTE 12—SEGMENT REPORTING
We have five operating segments: healthcare (previously referred to as office), industrial, residential, retail and other properties. Consistent with how we review and manage our properties, the financial information summarized below is presented by operating segment and reconciled to income from operations for the three months ended March 31, 2024 and 2023.

	Healthcare	Industrial	Residential	Retail	Other	Total
Assets as of March 31, 2024	$616,454	$1,633,987	$1,583,338	$586,885	$120,099	$4,540,763
Assets as of December 31, 2023	620,381	1,635,434	1,536,027	591,782	114,226	4,497,850

Three Months Ended March 31, 2024

Capital expenditures by segment	$1,761	$4,076	$3,734	$2,293	$—	$11,864

Revenues:
Rental revenue	$16,048	$32,641	$34,529	$13,854	$71	$97,143
Other revenue	353	15	2,046	234	521	3,169
Interest on mortgage notes receivable	—	—	—	—	2,162	2,162
Total revenues	$16,401	$32,656	$36,575	$14,088	$2,754	$102,474
Operating expenses:
Real estate taxes	$1,679	$5,710	$4,761	$1,763	$113	$14,026
Property operating	3,326	2,468	9,373	2,278	214	17,659
Total segment operating expenses	$5,005	$8,178	$14,134	$4,041	$327	$31,685

Reconciliation to net income

Property general and administrative						1,174
Advisor fees						10,389
Company level expenses						1,683
Depreciation and amortization						36,307
Total operating expenses						$81,238
Other income and (expenses):
Interest expense						$(15,230)
Income from unconsolidated real estate affiliates and fund investments						12,158
Investment income on marketable securities						645
Net realized gain upon sale of marketable securities						118
Net unrealized change in fair value of investment in marketable securities						(1,821)
Total other income and (expenses)						$(4,130)
Net Income						$17,106

Reconciliation to total consolidated assets as of March 31, 2024
Assets per reportable segments						$4,540,763
Investment in unconsolidated real estate affiliates, real estate fund investments and corporate level assets						722,798
Total consolidated assets						$5,263,561

Reconciliation to total consolidated assets as of December 31, 2023
Assets per reportable segments						$4,497,850
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						726,237
Total consolidated assets						$5,224,087

	Healthcare	Industrial	Residential	Retail	Other	Total
Three Months Ended March 31, 2023

Capital expenditures by segment	$695	$981	$2,151	$1,288	$—	$5,115

Revenues:
Rental revenue	$15,813	$29,741	$33,688	$13,287	$73	$92,602
Other revenue	332	37	1,127	127	555	2,178
Total revenues	$16,145	$29,778	$34,815	$13,414	$628	$94,780
Operating expenses:
Real estate taxes	$1,562	$5,567	$4,703	$1,676	$79	$13,587
Property operating	3,430	2,168	9,186	2,219	210	17,213
Total segment operating expenses	$4,992	$7,735	$13,889	$3,895	$289	$30,800

Reconciliation to net income
Property general and administrative						964
Advisor fees						11,069
Company level expenses						1,918
Depreciation and amortization						36,898
Total operating expenses						$81,649
Other income and (expenses):
Interest expense						$(94,060)
Loss from unconsolidated real estate affiliates and fund investment						(14,674)
Investment income on marketable securities						523
Net realized loss upon sale of marketable securities						(332)
Net unrealized change in fair value of investment in marketable securities						1,224
Total other income and (expenses)						$(107,319)
Net loss						$(94,188)
NOTE 13—INVESTMENT IN MARKETABLE SECURITIES
The following is a summary of our investment in marketable securities held as of March 31, 2024 and December 31, 2023, which consisted entirely of stock of publicly traded REITs.

	March 31, 2024	December 31, 2023
Investment in marketable securities - cost	$51,684	$51,129
Unrealized gains	1,841	2,463
Unrealized losses	(4,591)	(3,392)
Net unrealized loss	(2,750)	(929)
Investment in marketable securities - fair value	$48,934	$50,200
Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares purchased first are sold first. During the three months ended March 31, 2024, marketable securities sold generated proceeds of $4,093, resulting in realized gains of $344, and realized losses of $226. During the three months ended March 31, 2023, marketable securities sold generated proceeds of $4,665, resulting in realized gains of and $163, and realized losses of $495.

NOTE 14—SUBSEQUENT EVENTS
On May 7, 2024, our board of directors approved a gross dividend for the second quarter of 2024 of $0.1575 per share to stockholders and OP Unit holders of record as of June 24, 2024. The dividend will be paid on or around June 27, 2024. Stockholders and OP Unit holders will receive $0.1575 per share or OP Unit, less applicable class-specific fees, if any.
On May 7, 2024, our board of directors approved the renewal of our Advisory Agreement for a one-year term expiring on June 5, 2025, without any other changes.
*  *  *  *  *  *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
$ in thousands, except per share amounts
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2023 Form 10-K and our periodic reports filed with the SEC.
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
Our primary business is the ownership and management of a diversified portfolio of healthcare, industrial, residential, retail and other properties primarily located in the United States. The healthcare segment includes a small allocation to traditional office properties. The residential segment includes apartment properties and single-family rental homes. It is expected that over time our real estate portfolio will be further diversified on a global basis and complemented further by additional investments in real estate-related assets.
We are managed by our Advisor, LaSalle Investment Management, Inc., a subsidiary of our Sponsor, Jones Lang LaSalle Incorporated (NYSE: JLL), a leading professional services firm that specializes in real estate and investment management. We hire property management and leasing companies to provide the on-site, day-to-day management and leasing services for our properties. When selecting a property management or leasing company for one of our properties, we look for service providers that have a strong local market or industry presence, create portfolio efficiencies, have the ability to develop new business for us and will provide a strong internal control environment that will comply with our Sarbanes-Oxley Act of 2002 internal control requirements. We currently use a mix of property management and leasing service providers that include large national real estate service firms, including an affiliate of our Advisor and smaller local firms.

We seek to minimize risk and maintain stability of income and principal value through broad diversification across property sectors and geographic markets and by balancing tenant lease expirations and debt maturities across the real estate portfolio. Our diversification goals also take into account investing in sectors or regions we believe will create returns consistent with our investment objectives. Under normal conditions, we intend to pursue investments principally in well-located, well-leased properties within the healthcare, industrial, residential, retail and other sectors. We expect to actively manage the mix of properties and markets over time in response to changing operating fundamentals within each property sector and to changing economies and real estate markets in the geographic areas considered for investment. When consistent with our investment objectives, we also seek to maximize the tax efficiency of our investments through like-kind exchanges and other tax planning strategies.
The following charts summarize our portfolio diversification by property sector and geographic region based upon the fair value of our properties. These tables provide examples of how our Advisor evaluates our real estate portfolio when making investment decisions.

Estimated Percent of Fair Value as of March 31, 2024:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three months ended March 31, 2024 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K.

Properties
Properties owned at March 31, 2024, including DST Properties, are as follows:

					Percentage Leased as of March 31, 2024
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Healthcare Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100%	228,000	100%
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	93
Genesee Plaza
9333 Genesee Ave	San Diego, CA	July 2, 2019	100	80,000	95
9339 Genesee Ave	San Diego, CA	July 2, 2019	100	81,000	95
Fountainhead Corporate Park
Fountainhead Corporate Park I	Tempe, AZ	February 6, 2020	100	167,000	96
Fountainhead Corporate Park II	Tempe, AZ	February 6, 2020	100	128,000	73
170 Park Avenue	Florham Park, NJ	February 2, 2021	100	147,000	100
9101 Stony Point Drive	Richmond, VA	September 15, 2021	100	87,000	100
North Tampa Surgery Center	Odessa, FL	October 8, 2021	100	13,000	100
Duke Medical Center	Durham, NC	December 23, 2021	100	60,000	98
KC Medical Office Portfolio
8600 NE 82nd Street	Kansas City, MO	December 23, 2021	100	11,000	100
1203 SW 7 Highway	Blue Springs, MO	December 23, 2021	100	10,000	100
Roeland Park Medical Office	Roeland Park, KS	December 28, 2021	100	30,000	100
South Reno Medical Center	Reno, NV	December 28, 2021	100	32,000	100
Sugar Land Medical Plaza	Sugar Land, TX	December 30, 2021	100	37,000	100
Cedar Medical Center	Flagstaff, AZ	April 29, 2022	100	26,000	100
North Boston Medical Center	Haverhill, MA	June 28, 2022	100	30,000	100
North Charlotte Medical Center	Stanley, NC	June 28, 2022	100	25,000	100
Grand Rapids Medical Center	Wyoming, MI	July 21, 2022	100	25,000	100
Glendale Medical Center	Los Angeles, CA	July 29, 2022	100	20,000	100
6300 Dumbarton Circle	Fremont, CA	September 15, 2022	100	44,000	100
6500 Kaiser Drive	Fremont, CA	September 15, 2022	100	88,000	100
Greater Sacramento Medical Center	Rancho Cordova, CA	September 16, 2022	100	18,000	100
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100%	409,000	100%
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
Grand Prairie Distribution Center
3325 West Trinity Boulevard	Grand Prairie, TX	January 22, 2014	100	277,000	100
3324 West Trinity Boulevard	Grand Prairie, TX	May 31, 2019	100	145,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100

					Percentage Leased as of March 31, 2024
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	100
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio:
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Paine Avenue	Valencia, CA	June 29, 2016	100	117,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	June 29, 2016	100	142,000	—
Pinole Point Distribution Center:
6000 Giant Road	Richmond, CA	September 8, 2016	100	225,000	100
6015 Giant Road	Richmond, CA	September 8, 2016	100	252,000	—
6025 Giant Road	Richmond, CA	December 29, 2016	100	41,000	100
Mason Mill Distribution Center	Buford, GA	December 20, 2017	100	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	March 29, 2019	100	117,000	100
45630 Northport Loop East	Fremont, CA	March 29, 2019	100	120,000	100
Taunton Distribution Center	Taunton, MA	August 23, 2019	100	200,000	100
Chandler Distribution Center
1725 East Germann Road	Chandler, AZ	December 5, 2019	100	122,000	100
1825 East Germann Road	Chandler, AZ	December 5, 2019	100	89,000	100
Fort Worth Distribution Center	Fort Worth, TX	October 23, 2020	100	351,000	100
Whitestown Distribution Center
4993 Anson Boulevard	Whitestown, IN	December 11, 2020	100	280,000	100
5102 E 500 South	Whitestown, IN	December 11, 2020	100	440,000	100
Louisville Distribution Center	Shepherdsville, KY	January 21, 2021	100	1,040,000	100
Southeast Phoenix Distribution Center
6511 West Frye Road	Chandler, AZ	February 23, 2021	100	102,000	100
6565 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
6615 West Frey Road	Chandler, AZ	February 23, 2021	100	136,000	100
6677 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
6635 West Frye Road	Chandler, AZ	June 8, 2022	100	105,000	100
6575 West Frye Road	Chandler, AZ	June 8, 2022	100	140,000	100
Louisville Airport Distribution Center	Louisville, KY	June 24, 2021	100	284,000	100
237 Via Vera Cruz (1)	San Marcos, CA	July 2, 2021	95	66,000	—
13500 Danielson Street (1)	Poway, CA	July 2, 2021	95	73,000	100
4211 Starboard Drive (1)	Fremont, CA	July 9, 2021	95	130,000	100
5 National Way	Durham, NC	September 28, 2021	100	188,000	100
47 National Way	Durham, NC	September 28, 2021	100	187,000	100
Friendship Distribution Center
4627 Distribution Pkwy	Buford, GA	October 20, 2021	100	126,000	100
4630 Distribution Pkwy	Buford, GA	October 20, 2021	100	149,000	100
4646 Distribution Pkwy	Buford, GA	October 20, 2021	100	102,000	100
4651 Distribution Pkwy	Buford, GA	October 20, 2021	100	272,000	100
South San Diego Distribution Center
2001 Sanyo Avenue	San Diego, CA	October 28, 2021	100	320,000	100
2055 Sanyo Avenue	San Diego, CA	October 28, 2021	100	209,000	81
2065 Sanyo Avenue	San Diego, CA	October 28, 2021	100	136,000	100

					Percentage Leased as of March 31, 2024
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
1755 Britannia Drive	Elgin, IL	November 16, 2021	100	80,000	100
2451 Bath Road	Elgin, IL	November 16, 2021	100	327,000	100
687 Conestoga Parkway	Shepardsville, KY	November 17, 2021	100	327,000	100
2840 Loker Avenue (1)	Carlsbad, CA	November 30, 2021	95	104,000	100
15890 Bernardo Center Drive (1)	San Diego, CA	November 30, 2021	95	48,000	100
Northeast Atlanta Distribution Center	Jefferson, GA	April 8, 2022	100	459,000	100
West Phoenix Distribution Center	Glendale, AZ	September 30, 2022	100	1,200,000	100
Puget Sound Distribution Center	Lacey, WA	October 6, 2022	100	142,000	100
Louisville Logistics Center	Shepherdsville, KY	April 20, 2023	100	1,043,000	100
Residential Segment:
Townlake of Coppell	Coppell, TX	May 22, 2015	100%	351,000	93%
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	91
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	93
Dylan Point Loma	San Diego, CA	August 9, 2016	100	204,000	95
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	92
180 North Jefferson	Chicago, IL	December 1, 2016	100	217,000	93
Jory Trail at the Grove	Wilsonville, OR	July 14, 2017	100	315,000	94
The Reserve at Johns Creek	Johns Creek, GA	July 28, 2017	100	244,000	93
Villas at Legacy	Plano, TX	June 6, 2018	100	340,000	95
Stonemeadow Farms	Bothell, WA	May 13, 2019	100	228,000	95
Summit at San Marcos	Chandler, AZ	July 31, 2019	100	257,000	95
Princeton North Andover	North Andover, MA	May 3, 2021	100	204,000	95
The Preserve at the Meadows	Fort Collins, CO	August 23, 2021	100	208,000	95
The Rockwell	Berlin, MA	August 31, 2021	100	233,000	95
Miramont Apartments	Fort Collins, CO	September 29, 2021	100	212,000	98
Pinecone Apartments	Fort Collins, CO	September 29, 2021	100	176,000	96
Reserve at Venice	North Venice, FL	December 17, 2021	100	268,000	94
Woodside Trumbull	Trumbull, CT	December 21, 2021	100	207,000	96
Jefferson Lake Howell	Casselberry, FL	March 30, 2022	100	374,000	94
Oak Street Lofts	Tigard, OR	July 15, 2022	100	162,000	97
Molly Brook on Belmont	North Haledon, NJ	September 27, 2022	100	177,000	96
Creekview Crossing	Sherwood, OR	February 29, 2024	100	217,000	96
Single-Family Rental Portfolio II (1)	Various	Various	95	718,000	95
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88%	306,000	98%
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	95
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	98
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	98
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	99
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	87
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	87
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	99
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	96
Montecito Marketplace	Las Vegas, NV	August 8, 2017	100	190,000	100
Milford Crossing	Milford, MA	January 29, 2020	100	159,000	100
Patterson Place	Durham, NC	May 31, 2022	100	25,000	82

					Percentage Leased as of March 31, 2024
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Silverado Square	Las Vegas, NV	June 1, 2022	100	48,000	98
Woodlawn Point	Marietta, GA	June 30, 2022	100	98,000	99
Other Segment: (2)
South Beach Parking Garage (3)	Miami Beach, FL	January 28, 2014	100%	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (4)	Chicago, IL	December 23, 2014	100%	167,000	N/A
NYC Retail Portfolio (5)(6)	NY/NJ	December 8, 2015	14	1,938,000	85
Pioneer Tower (7)	Portland, OR	June 28, 2016	100	296,000	60
The Tremont (1)	Burlington, MA	July 19, 2018	75	175,000	96
The Huntington (1)	Burlington, MA	July 19, 2018	75	115,000	97
Siena Suwanee Town Center (8)	Suwanee, GA	December 15, 2020	100	226,000	95
Single-Family Rental Portfolio I (6)(9)	Various	August 5, 2021	47	7,207,000	92
Kingston at McLean Crossing (1)	McLean, VA	December 3, 2021	80	223,000	96
________
(1)We own a majority interest in the joint venture that owns a fee simple interest in this property.
(2)Other segment also includes Mortgage Notes Receivable.
(3)The parking garage contains 343 stalls. This property is owned leasehold.
(4)We own a condominium interest in the building that contains a 366 stall parking garage.
(5)We own an approximate 14% interest in a portfolio of six urban infill retail properties located in the greater New York City area.
(6)We have elected the fair value option to account for this investment.
(7)We own a condominium interest in the building that contains a 17 story multi-tenant healthcare property.
(8)We own a condominium interest in the project that contains a 240-unit residential property.
(9)We own an approximate 47% interest in a portfolio of over 4,000 single-family rental homes located in various cities across the United States.

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of March 31, 2024:

	Number of Properties / Portfolios (1)	Total Area (Sq Ft)	% of Total Area	Stabilized Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (2)
Healthcare	24	1,527,000	6%	97%	$33.71
Industrial	61	14,481,000	60	98	6.58
Residential	23	5,912,000	25	95	23.94
Retail	14	1,887,000	8	96	21.67
Other	1	130,000	1	N/A	N/A
Total	123	23,937,000	100%	97%	$13.86
________
(1)Residential includes over 500 single-family rental homes in the Single-Family Rental Portfolio II.
(2)Amount calculated as in-place minimum base rent for all occupied space at March 31, 2024 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of March 31, 2024, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $13.07 for our consolidated properties.

Recent Events and Outlook
Property Valuations
Property valuations decreased across our portfolio driven mainly by capital market assumptions related to increasing interest rates causing increasing capitalization and discount rates during the three months ending March 31, 2024.
Credit Facility
On April 28, 2022, we entered into our $1,000,000 Credit Facility, which consists of a $600,000 Revolving Credit Facility and a $400,000 Term Loan. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. We are in compliance with our debt covenants as of March 31, 2024. We expect to maintain compliance with our debt covenants.
Liquidity
At March 31, 2024, we had in excess of $71,000 in total cash on hand, $49,000 in marketable securities and $107,000 of capacity under our Credit Facility. Looking at 2024, we expect to utilize our cash on hand and Credit Facility capacity to acquire new properties, fund repurchases of our shares, extinguish mortgage notes maturing and fund quarterly distributions.
Share Repurchase Plan
During the first quarter of 2024, we repurchased 100% of requests totaling $122,696 of our common stock pursuant to our share repurchase plan, which had a quarterly limit of $146,194. The quarterly limit on repurchases is calculated as 5% of our NAV as of the last day of the previous quarter. The limit for the second quarter of 2024 is $136,544.
Fair Value of Assets and Liabilities
We account for our approximate 14% investment in the NYC Retail Portfolio and our approximate 47% investment in the Single-Family Rental Portfolio I using the fair value option. During the quarter ended March 31, 2024, we recorded unrealized fair value gains of $1,637 and $9,815 related to our investments in the NYC Retail Portfolio and Single-Family Rental Portfolio I, respectively. Our interest rate swaps and collars resulted in an unrealized fair value gain of approximately $8,300 during the quarter. We utilize our interest rate swaps and collars to fix interest rates on variable rate debt we plan to hold to maturity.
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
Capital Raised and Use of Proceeds
As of March 31, 2024, we have raised gross proceeds of approximately $5,443,000 from our public and private offerings since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $5,643,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $714,000 and repurchase shares of our common stock for approximately $1,657,000.
Property Acquisitions
During the three months ended March 31, 2024, we acquired Creekview Crossing, a 183-unit residential property located in Sherwood, Oregon for approximately $61,250. The acquisition was funded by issuance of OP Units, cash on hand and the assumption of a $26,191 mortgage note payable.
Mortgage Originations
There have been no mortgage originations during the three months ended March 31, 2024.
Property Dispositions
There have been no dispositions during the three months ended March 31, 2024.
Financing
On February 29, 2024, we assumed a $26,191 mortgage note payable related to Creekview Crossing. The mortgage note bears an interest rate of 3.09% and matures on June 1, 2055.
On March 21, 2024, we repaid a mortgage note payable in the amount of $39,900 and entered into a $37,000 mortgage note payable. The mortgage note bears an interest rate of 5.71% and matures on April 1, 2034.
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
We expect to maintain a targeted company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted company leverage ratio. Our company leverage ratio was 39% as of March 31, 2024.
2024 Key Initiatives
During 2024, we intend to use capital raised from our public and private offerings and the DST Program to acquire new investment opportunities, repurchase stock under our share repurchase plan and fund quarterly distributions. We look to make investments that fit with our investment objectives and guidelines. Likely acquisition candidates may include well-located, residential properties, industrial, healthcare, grocery-anchored retail properties and originating mortgage loan investments that align with our property investment strategy. We will also attempt to further our geographic diversification. We will use debt financing when attractive interest rates are available, while looking to keep the company leverage ratio in the 30% to 50% range. We also intend to use our Revolving Credit Facility to allow us to efficiently manage our cash flows.

Results of Operations
General
Our revenues are primarily received from tenants in the form of fixed minimum base rents and recoveries of operating expenses. Our expenses primarily relate to the costs of operating and financing our properties. Our share of the net income, net loss or dividend income from our unconsolidated real estate affiliates is included in income from unconsolidated affiliates and fund investments. We believe the following analysis of reportable segments provides important information about the operating results of our real estate investments, such as trends in total revenues or operating expenses that may not be as apparent in a period-over-period comparison of our entire Company. We group our investments in real estate assets from continuing operations into five reportable operating segments based on the type of property, which are healthcare, industrial, residential, retail and other. Operations from corporate level items and real estate assets sold are excluded from reportable segments.
Results of Operations for the Three Months Ended March 31, 2024 and 2023:
Properties acquired or sold after January 1, 2023 are presented within the recent acquisitions and sold properties line for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired in the current or prior year in the Properties section above in addition to Presley Uptown (sold in 2023). Properties owned for the three months ended March 31, 2024 and 2023 are referred to as our comparable properties.
Revenues
The following chart sets forth revenues, by reportable segment, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ Change	% Change
Revenues:
Rental revenue
Healthcare	$16,048	$15,813	$235	1.5%
Industrial	31,065	29,741	1,324	4.5
Residential	33,483	32,405	1,078	3.3
Retail	13,854	13,608	246	1.8
Other	71	73	(2)	(2.7)
Comparable properties total	$94,521	$91,640	$2,881	3.1%
Recent acquisitions and sold properties	2,622	962	1,660	172.6
Total rental revenue	$97,143	$92,602	$4,541	4.9%

Other revenue
Healthcare	$353	$332	$21	6.3%
Industrial	15	37	(22)	(59.5)
Residential	1,504	1,462	42	2.9
Retail	228	127	101	79.5
Other	521	555	(34)	(6.1)
Comparable properties total	$2,621	$2,513	$108	4.3%
Recent acquisitions and sold properties	548	(335)	883	(263.6)
Total other revenue	$3,169	$2,178	$991	45.5%

Interest on mortgage notes receivable	$2,162	$—	$2,162	100.0%

Total revenues	$102,474	$94,780	$7,694	8.1%
Rental revenue at comparable properties increased by $2,881 for the three months ended March 31, 2024 as compared to the same period in 2023. The increases within our healthcare, industrial, residential and retail segments were primarily related to an increase in rental rates and occupancy at various properties during the three months ended March 31, 2024 as compared to the same period of 2023 as well as due to an increase in recovery revenue related to increases in real estate taxes and property operating expenses.
Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties increased by $108 for the three months ended March 31, 2024 as compared to the same period in 2023.
Interest on mortgage notes receivable relates to interest income earned on first mortgage notes originated by us. During the three months ended March 31, 2024, we held three mortgage notes payable all of which were entered into after the three months ended March 31, 2023.
Operating Expenses
The following chart sets forth real estate taxes and property operating expenses by reportable segment, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ Change	% Change
Operating expenses:
Real estate taxes
Healthcare	$1,679	$1,562	$117	7.5%
Industrial	5,479	5,567	(88)	(1.6)
Residential	4,606	4,554	52	1.1
Retail	1,763	1,676	87	5.2
Other	113	79	34	43.0
Comparable properties total	$13,640	$13,438	$202	1.5%
Recent acquisitions and sold properties	386	149	237	159
Total real estate taxes	$14,026	$13,587	$439	3.2%

Property operating expenses
Healthcare	$3,326	$3,430	$(104)	(3.0)%
Industrial	2,409	2,168	241	11.1
Residential	9,091	8,554	537	6.3
Retail	2,278	2,204	74	3.4
Other	214	210	4	1.9
Comparable properties total	$17,318	$16,566	$752	4.5%
Recent acquisitions and sold properties	341	647	(306)	(47)
Total property operating expenses	$17,659	$17,213	$446	2.6%
Total operating expenses	$31,685	$30,800	$885	2.9%
Real estate taxes at comparable properties increased by $202 for the three months ended March 31, 2024 as compared to the same period in 2023. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estate taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased by $752 during the three months ended March 31, 2024 as compared to the same period in 2023. The increases in the three months ended March 31, 2024 as compared to the same period in 2023 generally relate to higher repairs and maintenance projects, increased insurance costs, increased property management fees due to higher revenues, higher salary costs and higher utility costs in some markets.

The following chart sets forth revenues and expenses not directly related to the operations of the reportable segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ Change	% Change
Property general and administrative	$(1,174)	$(964)	$(210)	21.8%
Advisor fees	(10,389)	(11,069)	680	(6.1)
Company level expenses	(1,683)	(1,918)	235	(12.3)
Depreciation and amortization	(36,307)	(36,898)	591	(1.6)
Interest expense	(15,230)	(94,060)	78,830	(83.8)
Income (loss) from unconsolidated real estate affiliates and fund investments	12,158	(14,674)	26,832	(183)
Investment income on marketable securities	645	523	122	23.3
Net realized loss upon sale of marketable securities	118	(332)	450	(136)
Net unrealized change in fair value of investment in marketable securities	(1,821)	1,224	(3,045)	(249)
Total expenses	$(53,683)	$(158,168)	$104,485	(66.1)%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased during the three months ended March 31, 2024 as compared to the same period in 2023 primarily due to an increase in state level taxes and property level legal expenses.
Advisor fees relate to the fixed advisory and performance fees earned by our Advisor. Fixed fees increase or decrease based on changes in our NAV, which have been and will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, and our Advisor will receive 10% of the excess total return above the 7% threshold. The decrease in advisor fees of $680 for the three months ended March 31, 2024 as compared to the same period in 2023 is related to a decrease in fixed advisory fees due to a decrease in NAV.
Company level expenses relate mainly to our compliance and administration related costs. The decrease for the three months ended March 31, 2024 when compared to the same period in 2023 is primarily related to lower professional fees.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. Depreciation and amortization expense remained flat for the three months ended March 31, 2024 as compared to the same period in 2023.
Interest expense decreased by $78,830 for the three months ended March 31, 2024 as compared to the same period in 2023 primarily as a result of $71,810 lower interest expense, including interest income, on the financial obligations related to the DST Program, which includes non-cash interest expense and interest income on properties deemed probable for repurchase. The decrease in interest expense was also related to unrealized gains on our interest rate swaps in the amount of $8,315 during the three months ended March 31, 2024 compared to unrealized losses of $2,097 during the same period of 2023. Offsetting the decreases was approximately $3,498 of increased interest expense from new mortgage notes payable, increased usage and interest rate of our Credit Facility in 2024 and higher overall interest rates.
Income (loss) from unconsolidated real estate affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont, The Huntington, Siena Suwanee Town Center and Kingston at McLean Crossing as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio and Single-Family Rental Portfolio I. During the three months ended March 31, 2024, we recorded a $9,815 increase in the fair value of our investment in Single-Family Rental Portfolio I as compared to an $6,000 decrease in the fair value during the same period of 2023. During the three months ended March 31, 2024, we recorded a $1,637 increase in the fair value of our investment in the NYC Retail Portfolio as compared to an $35 increase in the fair value during the same period of 2023. Additionally, during the three months ended March 31, 2024, we recorded an impairment charge related to our investment in Pioneer Tower in the amount of $1,335 as the carrying value of the investment exceeded its estimated fair value as compared to a $11,414 impairment charge during the same period of 2023.

Investment income on marketable securities relates to dividends earned on our portfolio of publicly traded REIT securities. We recorded dividend income of $645 during the three months ended March 31, 2024. The increase over the same period of 2023 is primarily due to a larger investment balance during the three months ended March 31, 2024 as compared to the same period of 2023.
Net realized loss upon the sale of marketable securities relates to sales of individual stocks within our portfolio of publicly traded REIT stocks. We recorded a realized loss of $118 during the three months ended March 31, 2024.
Net unrealized change in fair value of investment in marketable securities relate to changes in fair value of our portfolio of publicly traded REIT securities. We recorded an unrealized loss of $1,821 during the three months ended March 31, 2024 as compared to a gain of $1,224 during the same period of 2023.

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
In order to provide a better understanding of the relationship between FFO, AFFO and GAAP net income, the most directly comparable GAAP financial reporting measure, we have provided reconciliations of GAAP net income attributable to JLL Income Property Trust, Inc. to FFO and FFO to AFFO. FFO and AFFO do not represent cash flow from operating activities in accordance with GAAP, should not be considered as an alternative to GAAP net income and are not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to more comprehensively understand our operating performance, FFO and AFFO should be considered along with our reported net income attributable to JLL Income Property Trust, Inc. and our cash flows in accordance with GAAP, as presented in our consolidated financial statements. Our presentations of FFO and AFFO are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions.
The following table presents a reconciliation of net income to NAREIT FFO for the periods presented:

Reconciliation of net income to NAREIT FFO	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net income (loss) attributable to JLL Income Property Trust, Inc.	$14,136	$(89,697)
Real estate depreciation and amortization (1)	33,167	37,669
(Gain) loss on disposition of property and unrealized loss on investment in unconsolidated real estate affiliate (1)	(9,764)	5,701
Impairment of depreciable real estate (1)	1,138	10,911
NAREIT FFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$38,677	$(35,416)
Weighted average shares outstanding, basic and diluted	230,710,490	242,864,524
NAREIT FFO per share, basic and diluted	$0.17	$(0.15)
________
(1)    Includes amounts attributable to our ownership share of both consolidated properties and unconsolidated real estate affiliates for all periods.

We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
NAREIT FFO attributable to JLL Income Property Trust, Inc.	$38,677	$(35,416)
Straight-line rental income (1)	(1,441)	(1,687)
Amortization of above- and below-market leases (1)	(1,380)	(1,067)
Amortization of net discount on assumed debt (1)	(134)	(171)
Gain on derivative instruments and extinguishment or modification of debt (1)	(6,911)	2,622
Adjustment for investments accounted for under the fair value option (2)	3,959	2,623
Net unrealized change in fair value of investment in marketable securities (1)	1,552	(1,170)
Adjustment for DST Properties (3)	(9,036)	53,345
AFFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$25,286	$19,079
Weighted average shares outstanding, basic and diluted	230,710,490	242,864,524
AFFO per share, basic and diluted	$0.11	$0.08
________
(1)    Includes amounts attributable to our ownership share of both consolidated properties and unconsolidated real estate affiliates.
(2)    Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio and Single-Family Rental Portfolio I.
(3)    Adjustments to reflect the AFFO attributable to the Company for DST Properties, including non-cash interest expense related to the FMV Purchase Option.

NAV as of March 31, 2024
The following table provides a breakdown of the major components of our NAV as of March 31, 2024:

	March 31, 2024
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$2,161,573	$549,578	$71,625	$1,903,745	$50,118	$4,736,639
Debt	(957,874)	(243,539)	(31,740)	(843,621)	(22,209)	(2,098,983)
Other assets and liabilities, net	42,541	10,816	1,410	37,467	986	93,220
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,246,240	$316,855	$41,295	$1,097,591	$28,895	$2,730,876
Number of outstanding shares	103,778,793	26,349,587	3,429,612	91,308,682	2,407,370
NAV per share	$12.01	$12.03	$12.04	$12.02	$12.00
________
(1)The value of our real estate investments was greater than the historical cost by 1.0% as of March 31, 2024.
The following table provides a breakdown of the major components of our NAV as of December 31, 2023:

	December 31, 2023
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$2,252,352	$557,163	$94,988	$1,946,316	$50,335	$4,901,154
Debt	(967,426)	(239,312)	(40,799)	(835,978)	(21,620)	(2,105,135)
Other assets and liabilities, net	58,756	14,535	2,478	50,773	1,313	127,855
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,343,682	$332,386	$56,667	$1,161,111	$30,028	$2,923,874
Number of outstanding shares	107,680,719	26,599,396	4,529,817	92,951,608	2,407,370
NAV per share	$12.48	$12.50	$12.51	$12.49	$12.47
________
(1)The value of our real estate investments was greater than the historical cost by 0.8% as of December 31, 2023.
The decrease in NAV per share from December 31, 2023 to March 31, 2024, was related to a net decrease of 3% in the value of our portfolio. Property operations for the three months ended March 31, 2024 had an insignificant impact on NAV as dividends declared offset property operations for the period. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of March 31, 2024:

	Healthcare	Industrial	Office	Residential	Retail	Other (1)	Total Company
Exit capitalization rate	5.6%	5.4%	6.4%	5.3%	5.8%	6.5%	5.5%
Discount rate/internal rate of return (IRR)	7.1	7.2	7.9	7.0	7.2	8.1	7.1
Annual market rent growth rate	3.0	3.1	2.7	3.2	2.9	3.0	3.1
Holding period (years)	10.0	10.0	10.0	10.0	10.0	20.4	10.1
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
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		March 31, 2024	December 31, 2023
Discount Rate - weighted average	0.25% increase	(1.9)%	(2.0)%
Exit Capitalization Rate - weighted average	0.25% increase	(2.8)	(2.9)
Annual market rent growth rate - weighted average	0.25% decrease	(1.5)	(1.5)
The fair value of our mortgage notes and other debt payable was estimated to be approximately $180,000 and $182,000 lower than the carrying values at March 31, 2024 and December 31, 2023, respectively. The NAV per share would have increased by $0.65 and by $0.67 per share at March 31, 2024 and December 31, 2023, respectively, if we were to have included the fair value of our mortgage notes and other debt payable in our methodology to determine NAV.
The selling commission and dealer manager fee are offering costs and are recorded as a reduction of capital in excess of par value. Selling commissions are paid on the date of sale of our common stock. We accrue all future dealer manager fees up to the ten percent regulatory limit on the date of sale of our common stock. For NAV calculation purposes, dealer manger fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee. Dealer manager fees payable are included in Accrued offering costs on our Consolidated Balance Sheets.  Dealer manager fees payable as of March 31, 2024 and December 31, 2023 were $177,793 and $181,832, respectively.

The following table reconciles stockholders' equity per our Consolidated Balance Sheet to our NAV:

March 31, 2024
Stockholders' equity under GAAP	$1,824,081
Adjustments:
Accrued dealer manager fees (1)	177,793
Organization and offering costs (2)	192
Unrealized real estate appreciation (3)	200,832
Accumulated depreciation, amortization and other (4)	527,978
NAV	$2,730,876
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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates and fund investment
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Credit Facility
		•	Sales of our shares
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with capital raising in our continuous public offering, private offering and DST Program	•	Proceeds from our private offering
•	Other company level expenses	•	Draws from lender escrow accounts
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures	•	Sales of beneficial interests in the DST Program
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Issuance of mortgage notes receivable
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Advisor
•	Fees payable to our Dealer Manager
The sources and uses of cash for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ Change
Net cash provided by operating activities	$31,543	$14,226	$17,317
Net cash used in investing activities	(36,082)	(19,485)	(16,597)
Net cash used in financing activities	(12,972)	(9,344)	(3,628)
Net cash provided by operating activities increased by $17,317 for the three months ended March 31, 2024 as compared to the same period in 2023. The increase in cash from operating activities is primarily due to the payment of the performance fee in the amount of $6,969 during the three months ended March 31, 2023 as well as timing of working capital items such as collection of accounts receivables and payment of accrued expenses and accounts payable during the three months ended March 31, 2024 as compared to the same period of 2023.
Net cash used in investing activities increased by $16,597 for the three months ended March 31, 2024 as compared to the same period in 2023. The increase was primarily related to an increase in acquisitions and capital improvements during the three months ended March 31, 2024 as compared to the same period in 2023.
Net cash used in financing activities decreased by $3,628 for the three months ended March 31, 2024 as compared to the same period in 2023. The change is primarily related to a decrease in net capital raised of $105,161. Offsetting the decrease is

$105,089 of higher net proceeds from mortgage note payables and net draws on our Credit Facility during the three months ended March 31, 2024 as compared to the same period in 2023.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements of our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at March 31, 2024 and December 31, 2023:

	Consolidated Debt
	March 31, 2024		December 31, 2023
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$1,779,273	3.93%	$1,685,350	3.89%
Variable	316,500	6.43	356,400	6.48
Total	$2,095,773	4.31%	$2,041,750	4.34%
Covenants
At March 31, 2024, we were in compliance with all debt covenants.
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
We are subject to fixed ground lease payments on South Beach Parking Garage of $112 per year until September 30, 2024, which will increase every five years by the lesser of 12% or the cumulative CPI over the previous five year period. We are also subject to a variable ground lease payment calculated as 2.5% of revenue. The lease expires September 30, 2041 and has a ten-year renewal option.

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
Sources of Distributions
The following table summarizes our distributions paid over the three months ended March 31, 2024 and 2023:

	For the Three Months ending March 31,
	2024	2023
Distributions:
Paid in cash	$10,868	$11,519
Reinvested in shares	19,267	20,433
Total distributions	30,135	31,952
Source of distributions:
Cash flow from operating activities	30,135	14,226
Cash flow from financing activities	—	17,726
Total sources of distributions	$30,135	$31,952

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk associated with changes in interest rates in terms of the price of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of March 31, 2024, we had consolidated debt of $2,095,773. Including the $23,691 net discount on the assumption of debt and debt issuance costs, we had consolidated debt of $2,072,082 at March 31, 2024. We also entered into interest rate derivative agreements on $650,000 of the variable rate debt that cap SOFR at between 2.6% and 4.5% that mature in 2027. A 0.25% movement in the interest rate on the $316,500 of variable-rate debt would have resulted in a $791 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At March 31, 2024, the fair value of our mortgage notes and other debt payable was estimated to be approximately $139,560 lower than the carrying value of $2,095,773. If treasury rates were 0.25% higher at March 31, 2024, the fair value of our consolidated debt would have been approximately $157,234 lower than the carrying value.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of March 31, 2024, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the risk factors previously disclosed under "Item 1A. Risk Factors" of our 2023 Form 10-K.

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
During the three months ended March 31, 2024, we repurchased 9,919,006 shares of common stock under the share repurchase plan, which represented all of the share repurchase requests received for the same period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV (1)	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (2)
January 2024	2,428,811	$12.48	2,428,811	1.0%	—
February 2024	2,944,018	12.41	2,944,018	1.2	—
March 2024	4,546,177	12.29	4,546,177	1.9	—
Total	9,919,006	$12.37	9,919,006	4.1%	—
________
(1)    Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior quarter end.
(2)    Repurchases are limited as described above.
Unregistered Sales of Equity Securities
On March 3, 2015, we commenced the Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. No Class D shares were issued during the three months ended March 31, 2024.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
On May 7, 2024 our board of directors approve the renewal of our Advisory Agreement for a one-year term expiring on June 5, 2025, without any other changes.

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

JLL INCOME PROPERTY TRUST, INC.

Date:	May 9, 2024	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer and Director

JLL INCOME PROPERTY TRUST, INC.

Date:	May 9, 2024	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer