Form 10-Q
period 2024-09-30
JLL Income Property Trust, Inc.
filed 2024-11-07
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding on November 7, 2024 were 90,140,518 shares of Class A common stock, 20,290,320 shares of Class M common stock, 3,044,545 shares of Class A-I common stock, 103,411,545 shares of Class M-I common stock and 2,407,370 shares of Class D common stock.

JLL Income Property Trust, Inc.

Item 1. Financial Statements.
JLL Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Investments in real estate:
Land (including from VIEs of $81,679 and $78,865, respectively)	$708,872	$734,350
Buildings and equipment (including from VIEs of $285,141 and $271,596, respectively)	3,722,532	3,804,636
Less accumulated depreciation (including from VIEs of $(42,369) and $(35,833), respectively)	(453,231)	(421,204)
Net property and equipment	3,978,173	4,117,782
Investments in unconsolidated real estate affiliates	148,397	176,135
Real estate fund investments	341,260	343,021
Investments in real estate and other assets held for sale	73,918	—
Net investments in real estate	4,541,748	4,636,938
Investment in marketable securities	—	50,200
Mortgage notes receivable	102,735	94,145
Cash and cash equivalents (including from VIEs of $9,838 and $10,027, respectively)	88,596	87,887
Restricted cash (including from VIEs of $3,719 and $2,522, respectively)	31,009	26,918
Tenant accounts receivable, net (including from VIEs of $1,145 and $791, respectively)	7,714	8,964
Deferred expenses, net (including from VIEs of $4,748 and $3,835, respectively)	22,434	21,533
Acquired intangible assets, net (including from VIEs of $1,894 and $3,904, respectively)	192,901	223,612
Deferred rent receivable, net (including from VIEs of $2,317 and $1,579, respectively)	42,269	38,636
Prepaid expenses and other assets (including from VIEs of $9,201 and $11,060, respectively)	35,920	35,254
TOTAL ASSETS	$5,065,326	$5,224,087
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $115,727 and $116,066, respectively)	$1,768,221	$2,025,054
Liabilities held for sale	42,665	—
Accounts payable and other accrued expenses (including from VIEs of $5,700 and $6,472, respectively)	59,257	57,207
Financing obligation	944,815	756,853
Accrued offering costs	178,982	184,017
Accrued interest (including from VIEs of $611 and $634, respectively)	6,642	2,374
Accrued real estate taxes (including from VIEs of $2,870 and $1,016, respectively)	25,216	12,413
Advisor fees payable	3,250	3,672
Acquired intangible liabilities, net (including from VIEs of $212 and $292, respectively)	36,659	41,415
TOTAL LIABILITIES	3,065,707	3,083,005
Redeemable noncontrolling interests	16,841	15,447
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 98,807,405 and 107,680,719 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	988	1,077
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 26,023,937 and 26,599,396 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	260	266
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 3,125,512 and 4,529,817 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	31	45
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 90,235,467 and 92,951,608 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	902	930
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 2,407,370 and 2,407,370 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	24	24
Additional paid-in capital (net of offering costs of $371,334 and $357,958 as of September 30, 2024 and December 31, 2023, respectively)	2,670,990	2,791,951
Distributions to stockholders	(912,142)	(817,439)
Accumulated deficit	(159,334)	(126,527)
Total JLL Income Property Trust, Inc. stockholders’ equity	1,601,719	1,850,327
Noncontrolling interests	381,059	275,307
Total equity	1,982,778	2,125,634
TOTAL LIABILITIES AND EQUITY	$5,065,326	$5,224,087
The abbreviation “VIEs” above means Variable Interest Entities.
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Revenues:
Rental revenue	$97,653	$96,295	$291,269	$283,100
Other revenue	2,194	3,255	10,163	10,923
Interest on mortgage notes receivable	2,246	593	6,668	809
Total revenues	102,093	100,143	308,100	294,832
Operating expenses:
Real estate taxes	13,709	14,181	42,187	41,536
Property operating	19,621	19,150	56,042	53,933
Property general and administrative	831	737	3,033	2,193
Advisor fees	9,977	11,245	30,506	33,413
Company level expenses	1,745	1,582	5,134	4,805
Provision for impairment of real estate	9,635	—	9,635	—
Depreciation and amortization	36,515	37,236	109,859	111,134
Total operating expenses	92,033	84,131	256,396	247,014

Other income (expenses):
Interest expense	(30,586)	(27,979)	(73,311)	(153,644)
Unrealized loss on financial obligation	(1,278)	—	(4,434)	—
(Loss) income from unconsolidated real estate affiliates and fund investments	(4,276)	2,627	(10,156)	(9,249)
Investment income on marketable securities	—	575	989	1,617
Net realized loss upon sale of marketable securities	—	(250)	(5,015)	(780)
Net unrealized change in fair value of investment in marketable securities	—	(4,259)	—	(2,776)
Loss on disposition of property	(37)	—	(37)	—
Total other income and (expenses)	(36,177)	(29,286)	(91,964)	(164,832)
Net loss	(26,117)	(13,274)	(40,260)	(117,014)
Less: Net loss attributable to the noncontrolling interests	4,943	1,403	7,453	6,526
Net loss attributable to JLL Income Property Trust, Inc.	$(21,174)	$(11,871)	$(32,807)	$(110,488)
Net loss attributable to JLL Income Property Trust, Inc. per share-basic and diluted:
Class A	(0.10)	(0.05)	(0.15)	(0.46)
Class M	(0.10)	(0.05)	(0.15)	(0.46)
Class A-I	(0.10)	(0.05)	(0.15)	(0.46)
Class M-I	(0.10)	(0.05)	(0.15)	(0.46)
Class D	(0.10)	(0.05)	(0.15)	(0.46)
Weighted average common stock outstanding-basic and diluted	220,627,706	241,282,587	225,210,139	242,191,379

See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except per share amounts
(Unaudited)

	Common Stock		Additional Paid-in Capital	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, July 1, 2023	242,146,765	$2,421	$2,845,473	$(754,914)	$(113,405)	$205,547	$2,185,122
Issuance and conversion of common stock	4,343,709	42	57,557	—	—	—	57,599
Repurchase of shares	(6,230,691)	(60)	(82,644)	—	—	—	(82,704)
Offering costs	—	—	(4,997)	—	—	—	(4,997)
Net loss ($2 loss allocated to redeemable noncontrolling interests)	—	—	—	—	(11,871)	(1,401)	(13,272)
Issuance of OP units	—	—	—	—	—	46,079	46,079
Repurchase of OP units	—	—	—	—	—	(2,362)	(2,362)
Adjustment of noncontrolling interests	—	—	16,548	—	—	(16,548)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(3,698)	(3,698)
Allocation to redeemable noncontrolling interests	—	—	(54)	—	—	—	(54)
Distributions declared per share ($0.145)	—	—	—	(31,651)	—	—	(31,651)
Balance, September 30, 2023	240,259,783	$2,403	$2,831,883	$(786,565)	$(125,276)	$227,617	$2,150,062
Balance, January 1, 2023	243,592,068	$2,436	$2,799,539	$(691,090)	$(14,788)	$86,663	$2,182,760
Issuance and conversion of common stock	14,815,677	148	203,212	—	—	—	203,360
Repurchase of shares	(18,173,307)	(181)	(248,658)	—	—	—	(248,839)
Offering costs	—	—	(16,533)	—	—	—	(16,533)
Stock based compensation	25,345	—	350	—	—	—	350
Net loss ($46 loss allocated to redeemable noncontrolling interests)	—	—	—	—	(110,488)	(6,480)	(116,968)
Issuance of OP units	—	—	—	—	—	253,600	253,600
Repurchase of OP units	—	—	—	—	—	(2,362)	(2,362)
Adjustment of noncontrolling interests	—	—	94,921	—	—	(94,921)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(8,883)	(8,883)
Allocation to redeemable noncontrolling interests	—	—	(948)	—	—	—	(948)
Distributions declared per share ($0.435)	—	—	—	(95,475)	—	—	(95,475)
Balance, September 30, 2023	240,259,783	$2,403	$2,831,883	$(786,565)	$(125,276)	$227,617	$2,150,062
Balance, July 1, 2024	222,174,166	$2,223	$2,685,293	$(879,952)	$(138,160)	$376,921	$2,046,325
Issuance and conversion of common stock	6,330,862	63	74,046	—	—	—	74,109
Repurchase of shares	(7,905,337)	(81)	(92,541)	—	—	—	(92,622)
Offering costs	—	—	(6,191)	—	—	—	(6,191)
Net loss ($1 gain allocated to redeemable noncontrolling interests)	—	—	—	—	(21,174)	(4,944)	(26,118)
Issuance of OP units	—	—	—	—	—	28,335	28,335
Repurchase of OP units	—	—	—	—	—	(1,811)	(1,811)
Adjustment of noncontrolling interests	—	—	9,851	—	—	(9,851)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(7,591)	(7,591)
Allocation to redeemable noncontrolling interests	—	—	532	—	—	—	532
Distributions declared per share ($0.158)	—	—	—	(32,190)	—	—	(32,190)
Balance, September 30, 2024	220,599,691	$2,205	$2,670,990	$(912,142)	$(159,334)	$381,059	$1,982,778
Balance, January 1, 2024	234,168,910	$2,342	$2,791,951	$(817,439)	$(126,527)	$275,307	$2,125,634
Issuance and conversion of common stock	13,983,021	141	166,154	—	—	—	166,295
Repurchase of shares	(27,581,358)	(278)	(331,433)	—	—	—	(331,711)
Offering costs	—	—	(13,376)	—	—	—	(13,376)
Stock based compensation	29,118	—	350	—	—	—	350
Net loss ($30 loss allocated to redeemable noncontrolling interests)	—	—	—	—	(32,807)	(7,423)	(40,230)
Issuance of OP units	—	—	—	—	—	196,343	196,343
Repurchase of OP units	—	—	—	—	—	(3,291)	(3,291)
Adjustment of noncontrolling interests	—	—	58,470	—	—	(58,470)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(21,407)	(21,407)
Allocation to redeemable noncontrolling interests	—	—	(1,126)	—	—	—	(1,126)
Distributions declared per share ($0.460)	—	—	—	(94,703)	—	—	(94,703)
Balance, September 30, 2024	220,599,691	$2,205	$2,670,990	$(912,142)	$(159,334)	$381,059	$1,982,778
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands, except per share amounts (Unaudited)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,260)	$(117,014)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	108,788	110,238
Loss on disposition of property and extinguishment of debt	37	—
Net realized loss upon sale of marketable securities	5,015	780
Net unrealized change in fair value of marketable securities	—	2,776
Straight line rent	(3,637)	(3,987)
Provision for impairment of real estate	9,635	—
Loss from unconsolidated real estate affiliates and fund investments	10,156	9,249
Distributions received from unconsolidated real estate affiliates and fund investments	12,550	16,004
Non-cash interest (income) expense related to the DST Program	(26,127)	73,077
Performance fee	—	(6,969)
Net changes in assets, liabilities and other	19,245	3,313
Net cash provided by operating activities	95,402	87,467
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(29,447)	(110,002)
Proceeds from sales of real estate investments and fixed assets	75,558	—
Capital improvements and lease commissions	(36,357)	(26,519)
Investment in unconsolidated real estate affiliates and fund investments	(376)	(324)
Distributions from unconsolidated real estate affiliates	7,169	—
Investment in marketable securities	(8,747)	(19,892)
Proceeds from sale of marketable securities	53,932	18,505
Investment in mortgage notes receivable	(8,202)	(43,178)
Net cash provided by (used in) investing activities	53,530	(181,410)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	106,243	135,158
Proceeds from DST Program	397,579	270,581
Repurchase of shares	(331,283)	(248,839)
Offering costs	(17,885)	(17,576)
Distributions to stockholders	(34,329)	(34,557)
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(28,863)	(10,951)
Contributions received from noncontrolling interests	76	41
Draws on credit facility	68,000	250,000
Payment on credit facility	(380,000)	(155,000)
Proceeds from mortgage notes and other debt payable	198,435	23,900
Debt issuance costs	(978)	(563)
Principal payments on mortgage notes and other debt payable	(121,014)	(128,558)
Net cash (used in) provided by financing activities	(144,019)	83,636
Net increase (decrease) in cash, cash equivalents and restricted cash	4,913	(10,307)
Cash, cash equivalents and restricted cash at the beginning of the period	114,806	103,568
Cash, cash equivalents and restricted cash at the end of the period	$119,719	$93,261
Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to Consolidated Statements of Cash Flows
Cash and cash equivalents	$88,596	$65,460
Restricted cash	31,009	27,729
Restricted cash included in assets held for sale	114	72
Cash, cash equivalents and restricted cash at the end of the period	$119,719	$93,261
Supplemental disclosure of cash flow information:
Interest paid	$94,274	$94,128
Non-cash activities:
Write-offs of receivables	$332	$317
Write-offs of retired assets and liabilities	36,745	17,346
Change in liability for capital expenditures	2,350	1,819
Net liabilities transferred at sale of real estate investments	(9)	—
Net liabilities assumed at acquisition	(534)	189
Change in issuance of common stock receivable and redemption of common stock payable	399	(546)
Change in accrued offering costs	(4,509)	(1,043)
Assumption of mortgage notes payable	(26,191)	—
Investments in real estate and settlement of financing obligations in exchange for OP Units	167,998	253,443
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
JLL Income Property Trust, Inc., is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of healthcare, industrial, residential, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of September 30, 2024, we owned interests in a total of 132 properties and over 4,500 single-family rental houses located in 28 states.
We own substantially all of our assets through JLLIPT Holdings, LP, a Delaware limited partnership (our “operating partnership”), of which we are a limited partner and JLLIPT Holdings GP, LLC, our wholly owned subsidiary, is the sole general partner. The use of our operating partnership to hold substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). By using an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his or her property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership ("OP Units") and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction. As of September 30, 2024, we raised aggregate proceeds from the issuance of OP Units in our operating partnership of $385,919, and owned directly or indirectly 80.8% of the OP Units of our operating partnership. The remaining 19.2% of the OP Units are held by third parties.
From our inception to September 30, 2024, we have received approximately $6,081,600 in gross offering proceeds from various public and private offerings of shares of our common stock as well as issuance of OP Units. On October 1, 2012, we commenced our initial public offering of common stock and since that time we have offered shares of our common stock in various public offerings registered with the Securities and Exchange Commission (the "SEC").
On December 21, 2021, our most recent public offering (the "Current Public Offering") of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, was declared effective by the SEC. As of September 30, 2024, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Current Public Offering of approximately $1,230,000. We intend to continue to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering.
In addition to our public offerings, on March 3, 2015, we commenced a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated thereunder of up to $350,000 in shares of our Class D common stock with an indefinite duration (the "Private Offering"). As of September 30, 2024, we have raised aggregate gross proceeds of $98,188 in the Private Offering. In addition, on October 16, 2019, we, through our operating partnership, initiated a program (the “DST Program”), and on August 6, 2024, our board of directors approved an increase to raise up to a total of $3,000,000 in private placements exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts ("DSTs") holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of September 30, 2024, we have raised approximately $1,526,000 of aggregate gross proceeds from our DST Program.
As of September 30, 2024, 98,807,405 shares of Class A common stock, 26,023,937 shares of Class M common stock, 3,125,512 shares of Class A-I common stock, 90,235,467 shares of Class M-I common stock, and 2,407,370 shares of Class D common stock were outstanding and held by a total of 22,354 stockholders.
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

LaSalle is a wholly owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of September 30, 2024, JLL and its affiliates owned an aggregate of 2,521,801 Class M shares, which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a current value of approximately $29,202.
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
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of September 30, 2024, our VIEs include The District at Howell Mill, Grand Lakes Marketplace, 237 Via Vera Cruz, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, 15890 Bernardo Center Drive and Single-Family Rental Portfolio II due to the joint venture structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs and our operating partnership. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of September 30, 2024, noncontrolling interests represented the minority members’ proportionate share of The District at Howell Mill, a consolidated joint venture and our operating partnership.
Redeemable noncontrolling interests represent noncontrolling interests that are redeemable at the option of the holder or in circumstances out of our control and therefore are accounted for as temporary equity. The carrying amount of the redeemable noncontrolling interests is adjusted over time on an accretive basis to reflect the fair value at the time the noncontrolling interest becomes redeemable by the holder. Changes in the redemption value of redeemable noncontrolling interests are recorded as an allocation of retained earnings on our Consolidated Statements of Equity. We have redeemable noncontrolling interests that relate to Grand Lakes Marketplace, 237 Via Vera Cruz, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, 15890 Bernardo Center Drive and Single-Family Rental Portfolio II as of September 30, 2024. As of September 30, 2024, $16,841 related to these third party joint ventures were included in Redeemable noncontrolling interests on our Consolidated Balance Sheet of which $9,172 is immediately puttable by the holder of the noncontrolling interest.
Certain of our joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of its outside joint venture partners.
The carrying amount of our noncontrolling interests reflected in equity are as follows:

	September 30, 2024	December 31, 2023
Interests in the partnership equity of the operating partnership	$377,144	$271,650
Noncontrolling interest in consolidated joint ventures	3,915	3,657
Total noncontrolling interests reflected in equity	$381,059	$275,307
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

The interim financial data as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. At September 30, 2024, our restricted cash balance on our Consolidated Balance Sheet was primarily related to loan escrow amounts and subscriptions received in advance.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at September 30, 2024 and December 31, 2023 was $11,426 and $9,648, respectively.
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
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $151,209 and $145,228 at September 30, 2024 and December 31, 2023, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $21,564 and $20,811 at September 30, 2024 and December 31, 2023, respectively, on the accompanying Consolidated Balance Sheets.
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
Real estate fund investments accounted for under the fair value option are stated at the fair value of our ownership in the fund. The fair value is recorded based upon changes in the NAV of the limited partnership as determined from the financial statements of the real estate fund. During the nine months ending September 30, 2024, we recorded a net unrealized gain classified within the Level 3 category of $5,369 and during the nine months ended September 30, 2023 we recorded a net decrease in fair value classified within the Level 3 category of $4,841, which related to our investments in the NYC Retail Portfolio (as defined below) and the Single-Family Rental Portfolio I (as defined below) (see Note 4—Unconsolidated Real Estate Affiliates and Fund Investments). During the nine months ending September 30, 2024, we recorded an impairment charge in our unconsolidated investment in Pioneer Tower within the Level 3 category of $21,100 utilizing a capitalization rate of 7.50% and a discount rate of 10.0% to reflect our investment at its estimated fair value. During the nine months ended September 30, 2023, we recorded impairment charges in our unconsolidated investment in Pioneer Tower within the Level 3 category of $14,476. Additionally, as of September 30, 2024 we have $86,175 of financial obligations related to our DST Program that has been valued within the Level 3 category utilizing a range of capitalization rates of 5.5% to 6.0% and a range of discount rates of 7.0% to 7.75%.
We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable using Level 2 inputs was approximately $78,246 and $153,000 lower than the aggregate carrying amounts at September 30, 2024 and December 31, 2023, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon extinguishment of our mortgage notes and other debt payable.
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
As of September 30, 2024, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	5	$300,000
Interest Rate Collars	3	350,000
The fair value of our interest rate derivatives represent net liabilities of $2,608 and assets of $2,435 at September 30, 2024 and December 31, 2023, respectively.
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

Ground Lease
As of September 30, 2024, we have a single ground lease arrangement for which we are the lessee and recorded a right-of-use asset within prepaid expenses and other assets on our Consolidated Balance Sheets in the amount of $2,000 and a lease liability within accounts payable and other liabilities on our Consolidated Balance Sheets in the amount of $2,238.
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
Recent Issued Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting, which provides improvements to reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The standard will be effective for us for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption of this pronouncement will not have a material effect on our financial statements and related disclosures.
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
During the nine months ended September 30, 2024, we acquired 40 single family homes in the Single-Family Rental Portfolio II for approximately $12,128. The acquisition was funded with cash on hand.
We allocated the purchase price for our 2024 acquisitions in accordance with authoritative guidance as follows:

2024 Acquisitions
Land	$7,377
Building and equipment	58,015
In-place lease intangible (acquired intangible assets)	1,745
Assumed debt discount	7,620
$74,757
Amortization period for intangible assets and liabilities	6 Months - 31 Years

Impairment of Investment in Real Estate
During the nine months ended September 30, 2024, in accordance with authoritative guidance for impairment of long-lived assets, we determined that 180 North Jefferson no longer fits our current investment objectives and strategy and reduced our expected hold period. We further determined that this asset was impaired as the carrying value of the investment was not deemed recoverable. Therefore, we recognized an impairment charge totaling $9,635, which represents the difference between the sale price less estimated costs to sell and the carrying value of the property.
Dispositions
On September 26, 2024, we sold 180 North Jefferson for $76,257 less closing costs. We recorded a loss on the sale of property in the amount of $37.
Held for Sale
On September 19, 2024, Stonemeadow Farms was classified as held for sale and was sold on October 8, 2024 (see Note 14-Subsequent Events). As of September 30, 2024, our investment in real estate and other assets and liabilities held for sale was comprised of:

September 30, 2024
Land	$14,000
Building and equipment, net	59,606
Other assets, net	312
Total assets	$73,918

Mortgage notes and other debt payable, net	$42,112
Other liabilities	553
Total liabilities	$42,665

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
In addition to investments in consolidated properties, we may make investments in real estate, which are classified as unconsolidated real estate affiliates under GAAP.
Unconsolidated Real Estate Affiliates
The following represent our unconsolidated real estate affiliates as of September 30, 2024 and December 31, 2023:

				Carrying Amount of Investment
Property	Property Type	Location	Acquisition Date	September 30, 2024	December 31, 2023
Chicago Parking Garage	Other	Chicago, IL	December 23, 2014	$12,485	$13,272
Pioneer Tower	Office	Portland, OR	June 28, 2016	42,233	65,637
The Tremont	Residential	Burlington, MA	July 19, 2018	21,304	21,192
The Huntington	Residential	Burlington, MA	July 19, 2018	8,741	9,357
Siena Suwanee Town Center	Residential	Suwanee, GA	December 15, 2020	30,726	30,685
Kingston at McLean Crossing	Residential	McLean, VA	December 3, 2021	32,908	35,992
Total				$148,397	$176,135
Summarized Combined Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

	September 30, 2024	December 31, 2023
Net investments in real estate	$385,119	$390,702
Acquired intangible assets, net	7,999	8,143
Other assets	9,754	12,634
Total assets	$402,872	$411,479

Mortgage notes and other debt payable	$176,521	$178,160
Acquired intangible liabilities, net	985	1,305
Other liabilities	4,525	3,603
Total liabilities	182,031	183,068
Members’ equity	220,841	228,411
Total liabilities and members' equity	$402,872	$411,479
Company Investments in Unconsolidated Real Estate Affiliates—Equity Method Investments

	September 30, 2024	December 31, 2023
Members’ equity	$220,841	$228,411
Less: other members' equity	(18,214)	(19,149)
Basis differential	(54,229)	(33,127)
Investments in unconsolidated real estate affiliates	$148,398	$176,135

Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Total revenues	$9,295	$9,235	$27,968	$27,895
Total operating expenses	6,725	6,358	19,327	18,916
Operating income	$2,570	$2,877	$8,641	$8,979
Total other expenses	2,864	1,620	6,457	4,538
Net (loss) income	$(294)	$1,257	$2,184	$4,441
Company Equity in Income of Unconsolidated Real Estate Affiliates - Equity Method Investments

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net income of unconsolidated real estate affiliates	$(294)	$1,257	$2,184	$4,441
Other members’ share of net income	4	(226)	(437)	(754)
Impairment of investments in unconsolidated real estate affiliates	—	(3,062)	(21,100)	(14,476)
Company equity in (loss) income of unconsolidated real estate affiliates	$(290)	$(2,031)	$(19,353)	$(10,789)
NYC Retail Portfolio
On December 8, 2015, a wholly owned subsidiary of ours acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of September 30, 2024, the NYC Retail Portfolio owned six retail properties totaling approximately 1,790,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens and New Jersey. We have no unfunded commitments.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. As of September 30, 2024 and December 31, 2023, the carrying amount of our investment in the NYC Retail Portfolio was $63,432 and $71,866, respectively. During the three and nine months ended September 30, 2024, we recorded a decrease in fair value of our investment in the NYC Retail Portfolio of $3,510 and $8,434, respectively. During the three and nine months ended September 30, 2024, we made no capital contributions and received no distributions from Madison NYC Core Retail Partners, L.P. During the three and nine months ended September 30, 2023, we recorded an decrease in fair value of our investment in the NYC Retail Portfolio of $1,171 and $1,041, respectively. During the three and nine months ended September 30, 2023, we made no capital contributions and received no distributions from Madison NYC Core Retail Partners, L.P.
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
At acquisition we made the election to account for our interest in the Single-Family Rental Portfolio I under the fair value option. As of September 30, 2024 and December 31, 2023, the carrying amount of our investment in the Single-Family Rental Portfolio I was $277,828 and $271,155, respectively. During the nine months ended September 30, 2024 we sold 52 houses for approximately $16,375. During the three and nine months ended September 30, 2024, we recorded a decrease in the fair value of our investment in the Single-Family Rental Portfolio I of $2,920 and and an increase of $13,803, respectively. During the three and nine months ended September 30, 2024, we received distributions of income totaling $2,444 and $3,828, respectively. During the three and nine months ended September 30, 2024, we received return of capital distributions totaling $7,169 which reduced the carrying amount of our investment and we made capital contributions totaling $39. During the three and nine months ended September 30, 2023, we recorded a increase in the fair value of our investment in the Single-Family Rental Portfolio I of $3,500 and a decrease of $3,800, respectively. During the three and nine months ended September 30, 2023, we received distributions of income totaling $2,329 and $6,381, respectively. The cash distributions of income increased income from unconsolidated real estate affiliates.

Summarized Combined Balance Sheets—NYC Retail Portfolio and Single-Family Rental Portfolio I—Fair Value Option Investments

	September 30, 2024	December 31, 2023
Investment in real estate ventures	$1,599,877	$1,622,244
Cash	31,096	31,463
Other assets	63,465	55,537
Total assets	$1,694,438	$1,709,244

Total liabilities	854,236	848,278
Partners' capital	840,202	860,966
Total liabilities and partners' capital	$1,694,438	$1,709,244
Summarized Statement of Operations—NYC Retail Portfolio and Single-Family Rental Portfolio I—Fair Value Option Investments

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Total revenue	$21,207	$23,090	$65,022	$67,919

Net investment income	8,927	9,254	27,809	27,248
Net change in unrealized loss on investment in real estate ventures	(30,228)	(72,987)	(24,923)	(37,288)
Net (loss) income	$(21,301)	$(63,733)	$2,886	$(10,040)
NOTE 5—MORTGAGE NOTES RECEIVABLE
Mortgage notes receivable, including related accrued interest receivable, consists of first mortgage loans originated by us and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes receivable are initially recorded at the amount advanced to the borrower less allowance for credit loss, if applicable. As of September 30, 2024, no allowance for credit loss has been recorded. Interest income is recognized monthly and includes the stated interest less the amortization of any financing costs. Mortgage notes receivables that we enter into may include commitments to fund incremental amounts to our borrowers after the initial closing. Our mortgage notes receivable consist of the following as of September 30, 2024:

Loan Secured By	Location	Origination Date	Maturity Date	Loan Type	Interest Rate (SOFR +) (1)	Loan Amount	Unfunded Amount
Residential	Austin, TX	May 26, 2023	May 26, 2026	Interest Only	2.95%	$27,000	$—
Residential	Charlotte, NC	September 22, 2023	September 15, 2026	Interest Only	3.25	27,000	—
Residential	North Charleston, SC	December 14, 2023	December 1, 2026	Interest Only	3.85	48,000	—
________
(1)    One month term Secured Overnight Financing Rate ("SOFR").

NOTE 6—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2055 and consist of the following:

	Maturity/Extinguishment Date	Fixed / Floating	Interest Rate	Amount payable as of
				September 30, 2024	December 31, 2023
Mortgage notes payable (1) (2) (3) (4) (5)	January 1, 2025 - June 1, 2055	Fixed / Floating	1.76% - 6.66%	$1,243,246	$1,181,750
Revolving line of credit	April 28, 2025	Fixed / Floating	5.91	148,000	460,000
Term loan	April 28, 2027	Fixed	5.08	400,000	400,000
Total				$1,791,246	$2,041,750
Net debt discount on assumed debt and debt issuance costs				(23,025)	(16,696)
Mortgage notes and other debt payable, net				$1,768,221	$2,025,054

Stonemeadow Farms (6)				$42,112	$—
Mortgage notes and other debt payable held for sale				$42,112	$—

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
(4)     On August 8, 2024, we entered into $5,000 and $37,500 mortgage notes payable on Woodside Trumbull and Villas at Legacy, respectively. The mortgage notes bear interest rates of 5.97% and 5.82%, respectively, and mature on January 1, 2031 and September 1, 2031, respectively.
(5)    On September 10, 2024, we repaid the mortgage note payable related to Charlotte Distribution Center in the amount of $8,725.
(6)    The property associated with this mortgage note payable was classified as held for sale as of September 30, 2024.

Aggregate future principal payments of mortgage notes payable and other debt payable as of September 30, 2024 are as follows, net of held for sale:

Year	Amount
2024	$2,125
2025	341,036
2026	308,783
2027	447,384
2028	149,951
Thereafter	541,967
Total	$1,791,246
Credit Facility
On April 28, 2022, we entered into a credit agreement providing for a $1,000,000 revolving line of credit and unsecured term loan (collectively, the “Credit Facility”) with a syndicate of nine lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Capital Markets LLC, Wells Fargo Securities, LLC and Capital One, National Association. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. The $1,000,000 Credit Facility consists of a $600,000 revolving line of credit (the “Revolving Credit Facility”) and a $400,000 term loan (the “Term Loan”). The primary interest rate for the Revolving Credit Facility is based on one-month term SOFR plus 0.10% (“Adjusted Term SOFR”), plus a margin ranging from 1.30% to 2.00%, depending on our total leverage ratio. The primary interest rate for the Term Loan is based on Adjusted Term SOFR, plus a margin ranging from 1.25% to 1.95%, depending on our total leverage ratio. The maturity date of the Revolving Credit Facility is April 28, 2025 and the Term Loan is April 28, 2027. The Credit Facility contains two, twelve-month extension options at our election. Based on our current total leverage ratio, we can elect to borrow at Adjusted Term SOFR plus 1.55% and Adjusted Term SOFR plus 1.50% for the Revolving Credit Facility and Term Loan, respectively, or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) Adjusted Term SOFR plus 1.00%, plus (ii) a margin ranging from 0.30% to 1.00% for base rate loans under the Revolving Credit Facility or a margin ranging from 0.25% to 0.95% for base rate loans under the Term Loan. If the “base rate” is less than 1.00%, it will be deemed to be 1.00% for purposes of the Credit Facility. We intend to use the Revolving Credit Facility to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of September 30, 2024, we believe no material adverse effects had occurred. We expect to utilize our cash on hand and Credit Facility capacity to extinguish mortgage notes maturing in 2024, fund redemptions and other general corporate needs.
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
At September 30, 2024, we had $148,000 outstanding under the Revolving Credit Facility at Adjusted Term SOFR plus 1.55% and $400,000 outstanding under the Term Loan at Adjusted Term SOFR plus 1.50%. We entered into swap and collar agreements for $650,000 of the Credit Facility to fix the floating rate SOFR at an average of 3.87% (all in rate of 5.37% to 5.42% at September 30, 2024). The interest rate swap and collar agreements mature on April 28, 2027.
Covenants
At September 30, 2024, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at September 30, 2024 and December 31, 2023 were $16,316 and $13,993, respectively.
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
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.

Stock Transactions
The stock transactions for each of our classes of common stock for the nine months ended September 30, 2024 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock	Total
Balance, December 31, 2023	107,680,719	26,599,396	4,529,817	92,951,608	2,407,370	234,168,910
Issuance of common stock	5,597,826	1,276,920	82,995	7,054,852	—	14,012,593
Repurchase of common stock	(14,190,738)	(1,827,441)	(1,487,300)	(10,075,879)	—	(27,581,358)
Share conversions	(280,402)	(24,938)	—	304,886	—	(454)
Balance, September 30, 2024	98,807,405	26,023,937	3,125,512	90,235,467	2,407,370	220,599,691
Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan and as stock compensation, for the nine months ended September 30, 2024 were as follows:

	Nine Months Ended September 30, 2024
	# of shares	Amount
Class A Shares	5,597,826	$63,383
Class M Shares	1,276,920	14,849
Class A-I Shares	82,995	980
Class M-I Shares	7,054,852	87,433
Total		$166,645
Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the nine months ended September 30, 2024, we honored 100% of repurchase requests we received and repurchased 27,581,358 shares of common stock in the amount of $331,711. During the nine months ended September 30, 2023, we honored 100% of repurchase requests we received and repurchased 18,173,307 shares of common stock in the amount of $248,839.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock and OP Units may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares or unit being purchased on the distribution date. For the nine months ended September 30, 2024, we issued 5,123,408 shares of common stock for $60,374 under the distribution reinvestment plan. For the nine months ended September 30, 2023, we issued 4,545,315 shares of common stock for $60,918 under the distribution reinvestment plan.
Operating Partnership Units
Our operating partnership may issue OP Units to DST investors upon exercising its fair market value purchase option in exchange for their beneficial interests in such DST Properties, which are recorded as financing obligations (see Note 8—DST Program). Our operating partnership may also issue OP Units in connection with certain acquisitions from third parties. After a one-year holding period, holders of OP Units generally have the right to cause our operating partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both. During the nine months ending September 30, 2024, we issued a total of 16,076,014 OP Units with a value of $196,343. During the nine months ending September 30, 2023, we issued a total of 18,748,709 OP Units with a value of $253,600. During the nine months ending September 30, 2024, we redeemed a total of 277,708 OP Units with a value of $3,291. During the nine months ended September 30, 2023, we redeemed a total of 178,065 OP Units with a value of $2,362.

Earnings Per Share
Basic per share amounts are based on the weighted average of shares outstanding of 225,210,139, and 242,191,379 for the nine months ended September 30, 2024 and 2023, respectively. We have no dilutive or potentially dilutive securities.
We compute net income per share for Class A, Class M, Class A-I, Class M-I and Class D common stock using the two-class method. Our Advisor may earn a performance fee (see Note 10—Related Party Transactions), which may impact the net income of each class of common stock differently. The calculated performance component for the three and nine months ended September 30, 2024 and 2023, and the impact on each class of common stock, are shown below. In periods where no performance fee is recognized in our Consolidated Statements of Operations and Comprehensive Income, the net income per share will be the same for each class of common stock.
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

The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I and Class D common stock:

	Three Months Ended September 30, 2024
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net loss before performance fee	$(9,497)	$(2,491)	$(304)	$(8,651)	$(231)
Allocation of performance fee	—	—	—	—	—
Total	$(9,497)	$(2,491)	$(304)	$(8,651)	$(231)
Weighted average number of common shares outstanding	98,952,674	25,954,415	3,166,082	90,147,165	2,407,370
Basic and diluted net income per share:	$(0.10)	$(0.10)	$(0.10)	$(0.10)	$(0.10)

	Nine Months Ended September 30, 2024
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net loss per share before performance fee	$(14,853)	$(3,814)	$(517)	$(13,272)	$(351)
Allocation of performance fee	—	—	—	—	—
Total	$(14,853)	$(3,814)	$(517)	$(13,272)	$(351)
Weighted average number of common shares outstanding	101,961,879	26,180,935	3,548,569	91,111,386	2,407,370
Basic and diluted net loss per share:	$(0.15)	$(0.15)	$(0.15)	$(0.15)	$(0.15)

	Three Months Ended September 30, 2023
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(5,474)	$(1,308)	$(231)	$(4,710)	$(148)
Allocation of performance fee	—	—	—	—	—
Total	$(5,474)	$(1,308)	$(231)	$(4,710)	$(148)
Weighted average number of common shares outstanding	111,250,306	26,587,227	4,695,051	95,741,890	3,008,113
Basic and diluted net income per share:	$(0.05)	$(0.05)	$(0.05)	$(0.05)	$(0.05)

	Nine Months ended September 30, 2023
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income per share before performance fee	$(51,230)	$(12,083)	$(2,196)	$(43,602)	$(1,377)
Allocation of performance fee	—	—	—	—	—
Total	$(51,230)	$(12,083)	$(2,196)	$(43,602)	$(1,377)
Weighted average number of common shares outstanding	112,295,684	26,485,862	4,814,579	95,577,254	3,018,000
Basic and diluted net income per share:	$(0.46)	$(0.46)	$(0.46)	$(0.46)	$(0.46)
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting, printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC, or in a private placement, and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Current Public Offering until December 21, 2021, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Current Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Current Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the Current Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Current Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of September 30, 2024 and December 31, 2023, LaSalle has paid $2,850 and $2,185, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in Accrued offering costs on the Consolidated Balance Sheets.
NOTE 8—DST PROGRAM
On October 16, 2019, we, through our operating partnership, initiated the DST Program, and on August 6, 2024, our board of directors approved an increase to raise up to a total of $3,000,000 in private placements through the sale of beneficial interests in specific DSTs holding DST Properties, which may be sourced from our existing portfolio or from newly acquired properties sourced from third parties. Each DST Property will be leased back by a wholly owned subsidiary of our operating partnership on a long-term basis for up to ten years pursuant to a master lease agreement. The master lease agreements are expected to be guaranteed by our operating partnership. As compensation for the master lease guarantee, our operating partnership will retain a fair market value purchase option giving it the right, but not the obligation, to acquire the beneficial interests in the DST from the investors at any time after two years from the closing of the applicable DST offering in exchange for OP Units or cash, at our discretion.
The sale of beneficial interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by the operating partnership and as such, the property will remain on our books and records. The proceeds received from each DST offering will be accounted for as a financing obligation on the Consolidated Balance Sheets. Upfront costs for legal work and debt placement costs for the DST totaling $2,149 are accounted for as deferred loan costs and are netted against the financing obligation as of September 30, 2024.
Under the master lease, we are responsible for subleasing the DST Property to tenants, for covering all costs associated with operating the underlying DST Property, and for paying base rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes), the DST Properties are included in our consolidated financial statements, with the master lease rent payments accounted for as interest expense. During the three and nine months ended September 30, 2024, we recorded interest expense related to the master lease in the amounts of $6,701 and $22,225, respectively and unrealized losses on financial obligation of $1,278 and $4,434 during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, we recorded interest expense related to the master lease in the amounts of $8,962 and $27,761, respectively. We will record non-cash interest expense over the expected period until exercising of the fair market value purchase option for properties that have increased in fair value. We will recognize non-cash interest income (recorded as a reduction to interest expense) at exercise of the fair market value purchase option for properties that have decreased in fair value in addition to when properties have decreased in fair value following initial periods when the fair value has increased. We incurred non-cash interest expense of $1,588 and $4,100, respectively, for the three and nine months ended September 30, 2024, and non-cash interest income of $13,778 and $27,727, respectively, for the three and nine months ended September 30, 2024. We incurred non-cash interest expense of $6,501 and $100,456, respectively, for the three and nine months ended September 30, 2023, and non-cash interest income of $1,348 and $6,169, respectively, for the three and nine months ended September 30, 2023. Commencing on October 1, 2023, we have elected the fair value option for DSTs launching after that date.
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

As of September 30, 2024, we have sold approximately $1,526,000 of interests related to the DST Program. As of September 30, 2024, the following properties are included in our DST Program:

The Penfield	6500 Kaiser Drive	Haven North Andover
Duke Medical Center	6300 Dumbarton Circle	Elgin Distribution Center
South Reno Medical Center	Louisville Logistics Center	Grand Prairie Distribution Center
Sugar Land Medical Plaza	140 Park Ave	Oak Street Lofts
Suwanee Distribution Center	47 National Way	Woodlawn Point
Silverstone Marketplace	Taunton Distribution Center	Woodside Trumbull Apartments
West Phoenix Distribution Center	Townlake of Coppell	Chandler Distribution Center
NOTE 9—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties based on operating leases in place at September 30, 2024 are as follows:

Year	Amount
2024	$88,872
2025	426,152
2026	354,163
2027	297,693
2028	253,361
Thereafter	919,825
Total	$2,340,066
 Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the three and nine months ended September 30, 2024, no individual tenant accounted for greater than 10% of minimum base rents.
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
The fixed advisory fees for the three and nine months ended September 30, 2024 were $9,977 and $30,506, respectively. The fixed advisory fees for the three and nine months ended September 30, 2023 were $11,245 and $33,413, respectively. There were no performance fees for the three and nine months ended September 30, 2024 and 2023. Included in Advisor fees payable at September 30, 2024 and December 31, 2023 were $3,250 and $3,672 of fixed fee expense, respectively, and no performance fee expenses.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, for property management, construction management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the three and nine months ended September 30, 2024, JLL Americas was paid $997 and $2,655, respectively. For the three and nine months ended September 30, 2023, JLL Americas was paid $819, and $1,636, respectively.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three and nine months ended September 30, 2024, we paid the Dealer Manager selling commissions and dealer manager fees totaling $3,001 and $9,168, respectively. For the three and nine months ended September 30, 2023, we paid the Dealer Manager selling commissions and dealer manager fees totaling $3,519 and $10,540, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in Accrued offering costs at September 30, 2024 and December 31, 2023 were $176,132 and $181,832 of future dealer manager fees payable, respectively.

As of September 30, 2024 and December 31, 2023, we owed $2,850 and $2,185, respectively, for organization and offering costs paid by LaSalle (see Note 7—Common Stock and OP Units). These costs are included in Accrued offering costs.
LaSalle Investment Management Distributors, LLC also serves as the dealer manager for the DST Program on a “best efforts” basis. Our taxable REIT subsidiary, which is a wholly owned subsidiary of our operating partnership, will pay the dealer manager upfront selling commissions, upfront dealer manager fees and placement fees of up to 5.0%, 1.0% and 1.0%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. A majority of upfront selling commissions, dealer manager fees and placement fees are reallowed to participating broker-dealers. For the three and nine months ended September 30, 2024, our taxable REIT subsidiary paid $3,754 and $8,418, respectively, to the Dealer Manager. For the three and nine months ended September 30, 2023, our taxable REIT subsidiary paid $2,154 and $7,200, respectively, to the Dealer Manager. In addition, the Dealer Manager receives an ongoing investor servicing fee that is calculated daily on a continuous basis from year to year equal to 1/365th of (a) 0.25% of the NAV of each outstanding unit of beneficial interest for such day, payable by the DSTs; (b) 0.85% of the NAV of each outstanding Class A OP Unit, 0.30% of the NAV of each outstanding Class M OP Unit and 0.30% of the NAV of each outstanding Class A-I OP Unit for such day issued in connection with the operating partnership's fair market value option (the "FMV Option"), payable by our operating partnership; and (c) 0.85% of the NAV of each outstanding Class A share, 0.30% of the NAV of each outstanding Class M share and 0.30% of the NAV of each outstanding Class A-I share for such day issued in connection with the investors' redemption right, payable by us. The investor servicing fee may continue for so long as the investor in the DST Program holds beneficial interests, Class A, Class M and Class A-I OP Units or Class A, Class M and Class A-I shares that were issued in connection with the DST Program. The majority of all investor servicing fees are reallowed to participating broker-dealers. No investor servicing fee will be paid on Class M-I OP Units or Class M-I shares. For the three and nine months ended September 30, 2024, the DSTs paid $588 and $1,589, respectively, in investor servicing fees to the Dealer Manager in connection with the DST Program. For the three and nine months ended September 30, 2023, the DSTs paid $511 and $1,545, respectively, in investor servicing fees to the Dealer Manager in connection with the DST Program.
LaSalle also serves as the manager for the DST Program. Each DST may pay the manager a management fee equal to a to-be-agreed upon percentage of the total equity of such DST. For the three and nine months ended September 30, 2024, the DSTs paid $353 and $964, respectively, in management fees to our Advisor in connection with the DST Program. For the three and nine months ended September 30, 2023, the DSTs paid $317 and $963, respectively, in management fees to our Advisor in connection with the DST Program.
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
We are subject to fixed ground lease payments on South Beach Parking Garage of $112 per year until September 30, 2026, which will increase every five years thereafter by the lesser of 12% or the cumulative Consumer Price Index ("CPI") over the previous five year period. We are also subject to a variable ground lease payment calculated as 2.5% of revenue. The lease expires September 30, 2041 and has a ten-year renewal option.
The operating agreement for Grand Lakes Marketplace allows the unrelated third party joint venture partner, owning a 10% interest, to immediately put its interest to us at a market determined value.
The operating agreement for 237 Via Vera Cruz, 4211 Starboard, 13500 Danielson Street, 2840 Loker Avenue and 15890 Bernardo Center Drive allows the unrelated third party joint venture partner, owning a 5% interest, to immediately put its interest to us at a market determined value.
The operating agreement for our investment in Single-Family Rental Portfolio II allows the unrelated third party joint venture, owning a 5% interest, to put its interest to us at a market determined value starting November 9, 2030.

NOTE 12—SEGMENT REPORTING
We have five operating segments: healthcare (previously referred to as office), industrial, residential, retail and other properties. Consistent with how we review and manage our properties, the financial information summarized below is presented by operating segment and reconciled to income from operations for the three and nine months ended September 30, 2024 and 2023.

	Healthcare	Industrial	Residential	Retail	Other	Total
Assets as of September 30, 2024	$611,588	$1,665,686	$1,496,032	$584,752	$122,574	$4,480,632
Assets as of December 31, 2023	620,381	1,635,434	1,536,027	591,782	114,226	4,497,850

Three Months Ended September 30, 2024

Capital expenditures by segment	$2,574	$2,112	$5,614	$716	$—	$11,016

Revenues:
Rental revenue	$16,001	$32,524	$35,764	$13,304	$60	$97,653
Other revenue	617	227	666	208	476	2,194
Interest on mortgage notes receivable	—	—	—	—	2,246	2,246
Total revenues	$16,618	$32,751	$36,430	$13,512	$2,782	$102,093
Operating expenses:
Real estate taxes	$1,427	$5,593	$4,979	$1,600	$110	$13,709
Property operating	4,033	2,905	10,001	2,495	187	19,621
Total segment operating expenses	$5,460	$8,498	$14,980	$4,095	$297	$33,330

Reconciliation to net income

Property general and administrative						831
Advisor fees						9,977
Company level expenses						1,745
Provision for impairment of real estate						9,635
Depreciation and amortization						36,515
Total operating expenses						$92,033
Other income and (expenses):
Interest expense						$(30,586)
Unrealized loss on financial obligation						(1,278)
Loss from unconsolidated real estate affiliates and fund investments						(4,276)
Loss on disposition of property						(37)
Total other income and (expenses)						$(36,177)
Net loss						$(26,117)

Reconciliation to total consolidated assets as of September 30, 2024
Assets per reportable segments						$4,480,632
Investment in unconsolidated real estate affiliates, real estate fund investments and corporate level assets						584,694
Total consolidated assets						$5,065,326

Reconciliation to total consolidated assets as of December 31, 2023
Assets per reportable segments						$4,497,850
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						726,237
Total consolidated assets						$5,224,087

	Healthcare	Industrial	Residential	Retail	Other	Total
Three Months Ended September 30, 2023

Capital expenditures by segment	$1,122	$2,595	$4,589	$1,528	$—	$9,834

Revenues:
Rental revenue	$15,722	$32,146	$34,874	$13,386	$167	$96,295
Other revenue	477	30	2,015	201	532	3,255
Interest on mortgage notes receivable	—	—	—	—	593	593
Total revenues	$16,199	$32,176	$36,889	$13,587	$1,292	$100,143
Operating expenses:
Real estate taxes	$1,438	$5,503	$5,458	$1,676	$106	$14,181
Property operating expenses	3,525	2,869	10,137	2,429	190	19,150
Total segment operating expenses	$4,963	$8,372	$15,595	$4,105	$296	$33,331

Reconciliation to net income
Property general and administrative						737
Advisor fees						11,245
Company level expenses						1,582
Depreciation and amortization						37,236
Total operating expenses						$84,131
Other income and (expenses):
Interest expense						$(27,979)
Income from unconsolidated real estate affiliates and fund investments						2,627
Investment income on marketable securities						575
Net realized loss upon sale of marketable securities						(250)
Net unrealized change in fair value of investment in marketable securities						(4,259)
Total other income and (expenses)						$(29,286)
Net loss						$(13,274)

	Healthcare	Industrial	Residential	Retail	Other	Total
Nine Months Ended September 30, 2024

Capital expenditures by segment	$7,560	$9,019	$13,588	$3,839	$—	$34,006

Revenues:
Rental revenue	$47,674	$97,146	$105,847	$40,719	$(117)	$291,269
Other revenue	1,452	343	3,961	2,880	1,527	10,163
Interest on mortgage notes receivable	—	—	—	—	6,668	6,668
Total revenues	$49,126	$97,489	$109,808	$43,599	$8,078	$308,100
Operating expenses:
Real estate taxes	$4,459	$17,004	$15,281	$5,107	$336	$42,187
Property operating expenses	10,732	8,075	29,544	7,134	557	56,042
Total segment operating expenses	$15,191	$25,079	$44,825	$12,241	$893	$98,229

Reconciliation to net income
Property general and administrative						3,033
Advisor fees						30,506
Company level expenses						5,134
Provision for impairment of real estate						9,635
Depreciation and amortization						109,859
Total operating expenses						$256,396
Other income and (expenses):
Interest expense						$(73,311)
Unrealized loss on financial obligation						(4,434)
Loss from unconsolidated real estate affiliates and fund investments						(10,156)
Investment income on marketable securities						989
Net realized loss upon sale of marketable securities						(5,015)
Loss on disposition of property						(37)
Total other income and (expenses)						$(91,964)
Net loss						$(40,260)

	Healthcare	Industrial	Residential	Retail	Other	Total
Nine Months Ended September 30, 2023

Capital expenditures by segment	$2,446	$5,485	$11,432	$5,338	$—	$24,701

Revenues:
Rental revenue	$47,320	$93,321	$102,934	$39,210	$315	$283,100
Other revenue	1,191	1,873	5,375	885	1,599	10,923
Interest on mortgage notes receivable	—	—	—	—	809	809
Total revenues	$48,511	$95,194	$108,309	$40,095	$2,723	$294,832
Operating expenses:
Real estate taxes	$4,494	$16,324	$15,441	$4,981	$296	$41,536
Property operating expenses	10,217	7,334	28,912	6,875	595	53,933
Total segment operating expenses	$14,711	$23,658	$44,353	$11,856	$891	$95,469

Reconciliation to net income
Property general and administrative						2,193
Advisor fees						33,413
Company level expenses						4,805
Depreciation and amortization						111,134
Total operating expenses						$247,014
Other income and (expenses):
Interest expense						$(153,644)
Loss from unconsolidated real estate affiliates and fund investments						(9,249)
Investment income on marketable securities						1,617
Net realized loss upon sale of marketable securities						(780)
Net unrealized change in fair value of investment in marketable securities						(2,776)
Total other income and (expenses)						$(164,832)
Net loss						$(117,014)
NOTE 13—INVESTMENT IN MARKETABLE SECURITIES
During the nine months ended September 30, 2024, we liquidated our investment in marketable securities, which consisted entirely of stock of publicly traded REITs. The following is a summary of our investment in marketable securities held as of December 31, 2023.

December 31, 2023
Investment in marketable securities - cost	$51,129
Unrealized gains	2,463
Unrealized losses	(3,392)
Net unrealized loss	(929)
Investment in marketable securities - fair value	$50,200
Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares purchased first are sold first. During the nine months ended September 30, 2024, marketable securities sold generated proceeds of $53,932, resulting in realized gains of $4,727, and realized losses of $9,742. During the nine months ended September 30, 2023, marketable securities sold generated proceeds of $18,505, resulting in realized gains of and $663, and realized losses of $1,443.

NOTE 14—SUBSEQUENT EVENTS
On October 8, 2024, we sold Stonemeadow Farms, a 280-unit residential property located in Bothell, Washington for approximately $93,100 less closing costs. In connection with the disposition, the mortgage loan associated with the property of $42,300 was retired. We estimate a gain on the sale of the property in the amount of approximately $15,500 and a loss on early debt retirement of approximately $400.
On October 23, 2024, we sold Pinole Point Distribution Center, a three building property totaling 518,000 square feet located in Richmond, California for approximately $132,500 less closing costs. We estimate a gain on the sale of the property in the amount of approximately $58,000.
On October 31, 2024, our operating partnership exercised its fair market value purchase option to acquire The Penfield, a 254-unit residential property located in St. Paul, Minnesota, and issued 2,090,867 OP Units to the DST investors for approximately $24,000 in exchange for their beneficial interest in such DST property. We estimate interest income of approximately $8,000 will be recorded upon exercising the fair market value purchase option.
On November 5, 2024, our board of directors approved a gross dividend for the fourth quarter of 2024 of $0.1575 per share to stockholders and OP Unit holders of record as of December 23, 2024. The dividend will be paid on or around December 27, 2024. Stockholders and OP Unit holders will receive $0.1575 per share or OP Unit, less applicable class-specific fees, if any.

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
The discussions surrounding our portfolio of properties refer to our Consolidated Properties, including our DST Properties, and our Unconsolidated Properties, which can be found below (see — Properties).
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

Estimated Percent of Fair Value as of September 30, 2024:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the nine months ended September 30, 2024 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K.

Properties
Properties owned at September 30, 2024, including DST Properties, are as follows:

					Percentage Leased as of September 30, 2024
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Healthcare Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100%	228,000	100%
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	93
Genesee Plaza
9333 Genesee Ave	San Diego, CA	July 2, 2019	100	80,000	92
9339 Genesee Ave	San Diego, CA	July 2, 2019	100	81,000	92
Fountainhead Corporate Park
Fountainhead Corporate Park I	Tempe, AZ	February 6, 2020	100	167,000	98
Fountainhead Corporate Park II	Tempe, AZ	February 6, 2020	100	128,000	90
170 Park Avenue	Florham Park, NJ	February 2, 2021	100	147,000	100
9101 Stony Point Drive	Richmond, VA	September 15, 2021	100	87,000	100
North Tampa Surgery Center	Odessa, FL	October 8, 2021	100	13,000	100
Duke Medical Center	Durham, NC	December 23, 2021	100	60,000	98
KC Medical Office Portfolio
8600 NE 82nd Street	Kansas City, MO	December 23, 2021	100	11,000	100
1203 SW 7 Highway	Blue Springs, MO	December 23, 2021	100	10,000	100
Roeland Park Medical Office	Roeland Park, KS	December 28, 2021	100	30,000	100
South Reno Medical Center	Reno, NV	December 28, 2021	100	32,000	100
Sugar Land Medical Plaza	Sugar Land, TX	December 30, 2021	100	37,000	100
Cedar Medical Center	Flagstaff, AZ	April 29, 2022	100	26,000	100
North Boston Medical Center	Haverhill, MA	June 28, 2022	100	30,000	100
North Charlotte Medical Center	Stanley, NC	June 28, 2022	100	25,000	100
Grand Rapids Medical Center	Wyoming, MI	July 21, 2022	100	25,000	100
Glendale Medical Center	Los Angeles, CA	July 29, 2022	100	20,000	100
6300 Dumbarton Circle	Fremont, CA	September 15, 2022	100	44,000	100
6500 Kaiser Drive	Fremont, CA	September 15, 2022	100	88,000	100
Greater Sacramento Medical Center	Rancho Cordova, CA	September 16, 2022	100	18,000	100
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100%	409,000	100%
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
Grand Prairie Distribution Center
3325 West Trinity Boulevard	Grand Prairie, TX	January 22, 2014	100	277,000	100
3324 West Trinity Boulevard	Grand Prairie, TX	May 31, 2019	100	145,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100

					Percentage Leased as of September 30, 2024
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	100
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Paine Avenue	Valencia, CA	June 29, 2016	100	117,000	75
25045 Tibbitts Avenue	Santa Clarita, CA	June 29, 2016	100	142,000	100
Pinole Point Distribution Center
6000 Giant Road	Richmond, CA	September 8, 2016	100	225,000	100
6015 Giant Road	Richmond, CA	September 8, 2016	100	252,000	—
6025 Giant Road	Richmond, CA	December 29, 2016	100	41,000	100
Mason Mill Distribution Center	Buford, GA	December 20, 2017	100	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	March 29, 2019	100	117,000	100
45630 Northport Loop East	Fremont, CA	March 29, 2019	100	120,000	100
Taunton Distribution Center	Taunton, MA	August 23, 2019	100	200,000	100
Chandler Distribution Center
1725 East Germann Road	Chandler, AZ	December 5, 2019	100	122,000	100
1825 East Germann Road	Chandler, AZ	December 5, 2019	100	89,000	100
Fort Worth Distribution Center	Fort Worth, TX	October 23, 2020	100	351,000	100
Whitestown Distribution Center
4993 Anson Boulevard	Whitestown, IN	December 11, 2020	100	280,000	100
5102 E 500 South	Whitestown, IN	December 11, 2020	100	440,000	100
Louisville Distribution Center	Shepherdsville, KY	January 21, 2021	100	1,040,000	100
Southeast Phoenix Distribution Center
6511 West Frye Road	Chandler, AZ	February 23, 2021	100	102,000	100
6565 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
6615 West Frey Road	Chandler, AZ	February 23, 2021	100	136,000	100
6677 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
6635 West Frye Road	Chandler, AZ	June 8, 2022	100	105,000	100
6575 West Frye Road	Chandler, AZ	June 8, 2022	100	140,000	100
Louisville Airport Distribution Center	Louisville, KY	June 24, 2021	100	284,000	100
237 Via Vera Cruz (1)	San Marcos, CA	July 2, 2021	95	66,000	—
13500 Danielson Street (1)	Poway, CA	July 2, 2021	95	73,000	100
4211 Starboard Drive (1)	Fremont, CA	July 9, 2021	95	130,000	100
5 National Way	Durham, NC	September 28, 2021	100	188,000	100
47 National Way	Durham, NC	September 28, 2021	100	187,000	100
Friendship Distribution Center
4627 Distribution Pkwy	Buford, GA	October 20, 2021	100	126,000	100
4630 Distribution Pkwy	Buford, GA	October 20, 2021	100	149,000	100
4646 Distribution Pkwy	Buford, GA	October 20, 2021	100	102,000	100
4651 Distribution Pkwy	Buford, GA	October 20, 2021	100	272,000	100
South San Diego Distribution Center
2001 Sanyo Avenue	San Diego, CA	October 28, 2021	100	320,000	100
2055 Sanyo Avenue	San Diego, CA	October 28, 2021	100	209,000	90
2065 Sanyo Avenue	San Diego, CA	October 28, 2021	100	136,000	100

					Percentage Leased as of September 30, 2024
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
1755 Britannia Drive	Elgin, IL	November 16, 2021	100	80,000	100
2451 Bath Road	Elgin, IL	November 16, 2021	100	327,000	100
687 Conestoga Parkway	Shepardsville, KY	November 17, 2021	100	327,000	100
2840 Loker Avenue (1)	Carlsbad, CA	November 30, 2021	95	104,000	100
15890 Bernardo Center Drive (1)	San Diego, CA	November 30, 2021	95	48,000	100
Northeast Atlanta Distribution Center	Jefferson, GA	April 8, 2022	100	459,000	100
West Phoenix Distribution Center	Glendale, AZ	September 30, 2022	100	1,200,000	100
Puget Sound Distribution Center	Lacey, WA	October 6, 2022	100	142,000	100
Louisville Logistics Center	Shepherdsville, KY	April 20, 2023	100	1,043,000	100
Residential Segment:
Townlake of Coppell	Coppell, TX	May 22, 2015	100%	351,000	92%
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	91
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	96
Dylan Point Loma	San Diego, CA	August 9, 2016	100	204,000	95
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	96
Jory Trail at the Grove	Wilsonville, OR	July 14, 2017	100	315,000	94
The Reserve at Johns Creek	Johns Creek, GA	July 28, 2017	100	244,000	92
Villas at Legacy	Plano, TX	June 6, 2018	100	340,000	95
Stonemeadow Farms	Bothell, WA	May 13, 2019	100	228,000	94
Summit at San Marcos	Chandler, AZ	July 31, 2019	100	257,000	93
Haven North Andover	North Andover, MA	May 3, 2021	100	204,000	97
The Preserve at the Meadows	Fort Collins, CO	August 23, 2021	100	208,000	95
The Rockwell	Berlin, MA	August 31, 2021	100	233,000	97
Miramont Apartments	Fort Collins, CO	September 29, 2021	100	212,000	98
Pinecone Apartments	Fort Collins, CO	September 29, 2021	100	176,000	98
Reserve at Venice	North Venice, FL	December 17, 2021	100	268,000	93
Woodside Trumbull	Trumbull, CT	December 21, 2021	100	207,000	95
Jefferson Lake Howell	Casselberry, FL	March 30, 2022	100	374,000	96
Oak Street Lofts	Tigard, OR	July 15, 2022	100	162,000	94
Molly Brook on Belmont	North Haledon, NJ	September 27, 2022	100	177,000	94
Creekview Crossing	Sherwood, OR	February 29, 2024	100	217,000	95
Single-Family Rental Portfolio II (1)	Various	Various	95	777,000	92
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88%	306,000	49%
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	96
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	87
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	95
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	99
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	85
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	87
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	99
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	96
Montecito Marketplace	Las Vegas, NV	August 8, 2017	100	190,000	100
Milford Crossing	Milford, MA	January 29, 2020	100	159,000	100
Patterson Place	Durham, NC	May 31, 2022	100	25,000	89
Silverado Square	Las Vegas, NV	June 1, 2022	100	48,000	98

					Percentage Leased as of September 30, 2024
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Woodlawn Point	Marietta, GA	June 30, 2022	100	98,000	100
Other Segment: (2)
South Beach Parking Garage (3)	Miami Beach, FL	January 28, 2014	100%	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (4)	Chicago, IL	December 23, 2014	100%	167,000	N/A
NYC Retail Portfolio (5)(6)	NY/NJ	December 8, 2015	14	1,790,000	84
Pioneer Tower (7)	Portland, OR	June 28, 2016	100	308,000	61
The Tremont (1)	Burlington, MA	July 19, 2018	75	175,000	92
The Huntington (1)	Burlington, MA	July 19, 2018	75	115,000	93
Siena Suwanee Town Center (8)	Suwanee, GA	December 15, 2020	100	226,000	96
Single-Family Rental Portfolio I (6)(9)	Various	August 5, 2021	47	7,207,000	91
Kingston at McLean Crossing (1)	McLean, VA	December 3, 2021	80	279,000	95
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

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases, except that leases for residential properties are generally for one year. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of September 30, 2024:

	Number of Properties / Portfolios (1)	Total Area (Sq Ft)	% of Total Area	Stabilized Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (2)
Healthcare	24	1,527,000	6%	96%	$34.25
Industrial	61	14,481,000	61	97	6.80
Residential	22	5,754,000	24	94	23.16
Retail	14	1,887,000	8	87	23.35
Other	1	130,000	1	N/A	N/A
Total	122	23,779,000	100%	96%	$13.86
________
(1)Residential includes over 500 single-family rental homes in the Single-Family Rental Portfolio II.
(2)Amount calculated as in-place minimum base rent for all occupied space at September 30, 2024 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of September 30, 2024, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $13.80 for our consolidated properties.

Recent Events and Outlook
Property Valuations
Property valuations decreased slightly across our portfolio driven mainly by capital market assumptions related to increasing interest rates causing increasing capitalization and discount rates during the three months ending September 30, 2024.
Credit Facility
On April 28, 2022, we entered into our $1,000,000 Credit Facility, which consists of a $600,000 Revolving Credit Facility and a $400,000 Term Loan. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. We are in compliance with our debt covenants as of September 30, 2024. We expect to maintain compliance with our debt covenants.
Liquidity
At September 30, 2024, we had in excess of $88,000 in total cash on hand and $302,000 of capacity under our Credit Facility.
Share Repurchase Plan
During the third quarter of 2024, we repurchased 100% of requests totaling $92,622 of our common stock pursuant to our share repurchase plan, which had a quarterly limit of $130,129. The quarterly limit on repurchases is calculated as 5% of our NAV as of the last day of the previous quarter. The limit for the fourth quarter of 2024 is $127,659.
Fair Value of Assets and Liabilities
We account for our approximate 14% investment in the NYC Retail Portfolio and our approximate 47% investment in the Single-Family Rental Portfolio I using the fair value option. During the quarter ended September 30, 2024, we recorded an unrealized fair value loss of $3,510 and $2,920 related to our investments in the NYC Retail Portfolio and Single-Family Rental Portfolio I, respectively. Our interest rate swaps and collars resulted in an unrealized fair value loss of approximately $13,388 during the quarter. We utilize our interest rate swaps and collars to fix interest rates on variable rate debt we plan to hold to maturity.
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
Capital Raised and Use of Proceeds
As of September 30, 2024, we have raised gross proceeds of approximately $5,579,000 from our public and private offerings since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $5,655,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $722,000 and repurchase shares of our common stock for approximately $1,866,000.
2024 Property Acquisitions
•Creekview Crossing, a 183-unit residential property located in Sherwood, Oregon; and
•40 single-family rental houses.
2024 Property Dispositions
•Disposed of 180 North Jefferson.
2024 Financing
•Assumed a $26,191 mortgage note payable which bears an interest rate of 3.09% and matures on June 1, 2055;
•entered into a $37,000 mortgage note payable. The mortgage note bears interest at a fixed rate of 5.71% and matures on April 1, 2034;
•entered into a $53,535 mortgage note payable. The mortgage note bears interest at a fixed rate of 6.16% and matures on July 1, 2029;
•entered into a $5,000 mortgage note payable. The mortgage note bears interest at a fixed rate of 5.97% and matures on January 1, 2031; and
•entered into a $37,500 mortgage note payable. The mortgage note bears interest at a fixed rate of 5.82% and matures on September 1, 2031.
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
We expect to maintain a targeted company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted company leverage ratio. Our company leverage ratio was 36% as of September 30, 2024.
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
Results of Operations for the Three Months Ended September 30, 2024 and 2023:
Properties acquired or sold after January 1, 2023 are presented within the recent acquisitions and sold properties line for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired in the current or prior year in the Properties section above in addition to Presley Uptown (sold in 2023) and 180 North Jefferson (sold in 2024). Properties owned for the nine months ended September 30, 2024 and 2023 are referred to as our comparable properties.
Revenues
The following chart sets forth revenues, by reportable segment, for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ Change	% Change
Revenues:
Rental revenue
Healthcare	$16,001	$15,722	$279	1.8%
Industrial	30,946	30,272	674	2.2
Residential	31,725	31,189	536	1.7
Retail	13,304	13,386	(82)	(0.6)
Other	60	167	(107)	(64.1)
Comparable properties total	$92,036	$90,736	$1,300	1.4%
Recent acquisitions and sold properties	5,617	5,559	58	1.0
Total rental revenue	$97,653	$96,295	$1,358	1.4%

Other revenue
Healthcare	$617	$477	$140	29.4%
Industrial	227	40	187	467.5
Residential	1,306	1,370	(64)	(4.7)
Retail	208	169	39	23.1
Other	476	532	(56)	(10.5)
Comparable properties total	$2,834	$2,588	$246	9.5%
Recent acquisitions and sold properties	(640)	667	(1,307)	(196.0)
Total other revenue	$2,194	$3,255	$(1,061)	(32.6)%

Interest on mortgage notes receivable	$2,246	$593	$1,653	278.8%

Total revenues	$102,093	$100,143	$1,950	1.9%
Rental revenue at comparable properties increased by $1,300 for the three months ended September 30, 2024 as compared to the same period in 2023. Increases within our industrial and residential segments were primarily related to an increase in rental rates and occupancy at various properties during the three months ended September 30, 2024 as compared to the same period in 2023 as well as due to an increase in recovery revenue related to increases in real estate taxes and property operating expenses.
Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties increased by $246 for the three months ended September 30, 2024 as compared to the same period in 2023. The increases within our industrial and healthcare segments primarily relate to an approximately $100 and $90, respectively, increase in termination fees collected during the three months ended September 30, 2024, as compared to the same period in 2023.
Interest on mortgage notes receivable relates to interest income earned on first mortgage notes originated by us. During the three months ended September 30, 2024, we held three mortgage notes receivable as compared to only one mortgage note receivable during the same period in 2023.
Operating Expenses
The following chart sets forth real estate taxes and property operating expenses by reportable segment, for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ Change	% Change
Operating expenses:
Real estate taxes
Healthcare	$1,427	$1,438	$(11)	(0.8)%
Industrial	5,359	5,166	193	3.7
Residential	4,575	5,061	(486)	(9.6)
Retail	1,600	1,676	(76)	(4.5)
Other	110	106	4	3.8
Comparable properties total	$13,071	$13,447	$(376)	(2.8)%
Recent acquisitions and sold properties	638	735	(97)	(13)
Total real estate taxes	$13,709	$14,182	$(473)	(3.3)%

Property operating expenses
Healthcare	$4,033	$3,525	$508	14.4%
Industrial	2,846	2,617	229	8.8
Residential	8,496	8,580	(84)	(1.0)
Retail	2,495	2,429	66	2.7
Other	187	190	(3)	(1.6)
Comparable properties total	$18,057	$17,341	$716	4.1%
Recent acquisitions and sold properties	1,564	1,809	(245)	(14)
Total property operating expenses	$19,621	$19,150	$471	2.5%
Total operating expenses	$33,330	$33,332	$(2)	—%
Real estate taxes at comparable properties decreased by $376 for the three months ended September 30, 2024 as compared to the same period in 2023. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estate taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased by $716 during the three months ended September 30, 2024 as compared to the same period in 2023. The increases in the three months ended September 30, 2024 as compared to the same period in 2023 generally relate to higher repairs and maintenance projects, increased insurance costs, increased property management fees due to higher revenues, higher salary costs and higher utility costs in some markets.

The following chart sets forth revenues and expenses not directly related to the operations of the reportable segments for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ Change	% Change
Property general and administrative	$(831)	$(737)	$(94)	12.8%
Advisor fees	(9,977)	(11,245)	1,268	(11.3)
Company level expenses	(1,745)	(1,582)	(163)	10.3
Provision for impairment of real estate	(9,635)	—	(9,635)	100.0
Depreciation and amortization	(36,515)	(37,236)	721	(1.9)
Interest expense	(30,586)	(27,979)	(2,607)	9.3
Unrealized loss on financial obligation	(1,278)	—	(1,278)	100.0
(Loss) income from unconsolidated real estate affiliates and fund investments	(4,276)	2,627	(6,903)	(263)
Investment income on marketable securities	—	575	(575)	(100.0)
Net realized loss upon sale of marketable securities	—	(250)	250	(100)
Net unrealized change in fair value of investment in marketable securities	—	(4,259)	4,259	(100)
Loss on disposition of property	(37)	—	(37)	100.0
Total expenses	$(94,880)	$(80,086)	$(14,794)	18.5%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased during the three months ended September 30, 2024 as compared to the same period in 2023 primarily due to an increase in various state level taxes.
Advisor fees relate to the fixed advisory and performance fees earned by our Advisor. Fixed fees increase or decrease based on changes in our NAV, which have been and will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, and our Advisor will receive 10% of the excess total return above the 7% threshold. The decrease in advisor fees of $1,268 for the three months ended September 30, 2024 as compared to the same period in 2023 is related to a decrease in fixed advisory fees due to a decrease in NAV.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses remained fairly flat for the three months ended September 30, 2024 when compared to the same period in 2023.
Provision for impairment of real estate relates to real estate investments where the estimated future undiscounted cash flows during our hold period have decreased below the carrying value of the property. A provision for impairment of real estate is recorded to write the property down from its carrying value to its fair value. We recorded a provision for impairment of $9,635 related to 180 North Jefferson during the three months ended September 30, 2024.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. Depreciation and amortization expense remained flat for the three months ended September 30, 2024 as compared to the same period in 2023.
Interest expense increased by $2,607 for the three months ended September 30, 2024 as compared to the same period in 2023 primarily as a result of an increase in interest expense from changes in fair value on our interest rate swaps and collars in the amount of approximately $19,700 during the three months ended September 30, 2024 when compared to the same period in 2023. Offsetting this increase was approximately $17,400 lower interest expense, including interest income, on the financial obligations related to the DST Program, which includes non-cash interest expense and interest income on properties deemed probable for repurchase. Further we incurred an increase in interest expense of approximately $530 in relation to new mortgage notes payable and higher overall interest rates including that on our Credit Facility.
Unrealized loss on financial obligation relates to changes in the fair value of our financial obligation for the various DST Programs that we have elected the fair value option for. We recorded an unrealized loss on financial obligation of $1,278 for the three months ended September 30, 2024.
Income from unconsolidated real estate affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont, The Huntington, Siena Suwanee Town Center and Kingston at McLean Crossing as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio and Single-Family Rental Portfolio I. During the three months ended September 30, 2024, we recorded a $2,920 decrease in the fair value of our investment in Single-Family Rental Portfolio I as compared to a $3,500 increase in the fair value during the same period in 2023. During the three months ended September 30, 2024, we recorded a $3,510 decrease in the fair value of our investment in the NYC Retail Portfolio as compared to a $1,171 decrease in the fair value during the same period in 2023.
Investment income on marketable securities relates to dividends earned on our portfolio of publicly traded REIT securities. We recorded dividend income of $575 during the three months ended September 30, 2023. We liquidated our investments in marketable securities during the three months ended June 30, 2024.
Net realized loss upon the sale of marketable securities relates to sales of individual stocks within our portfolio of publicly traded REIT stocks. We recorded a realized loss of $250 during the three months ended September 30, 2023.
Net unrealized change in fair value of investment in marketable securities relate to changes in fair value of our portfolio of publicly traded REIT securities. We liquidated our investments in marketable securities during the three months ended June 30, 2024. During the three months ended September 30, 2023 we recorded a loss of $4,259.
Results of Operations for the Nine Months Ended September 30, 2024 and 2023
Revenues
The following chart sets forth revenues by reportable segment, for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ Change	% Change
Revenues:
Rental revenue
Healthcare	$47,674	$47,320	$354	0.7%
Industrial	92,418	90,293	2,125	2.4
Residential	94,658	92,492	2,166	2.3
Retail	40,719	39,531	1,188	3.0
Other	(117)	315	(432)	(137.1)
Comparable properties total	$275,352	$269,951	$5,401	2.0%
Recent acquisitions and sold properties	15,917	13,149	2,768	21.1
Total rental revenue	$291,269	$283,100	$8,169	2.9%

Other revenue
Healthcare	$1,452	$1,191	$261	21.9%
Industrial	343	1,883	(1,540)	(82)
Residential	3,795	3,950	(155)	(3.9)
Retail	2,874	852	2,022	237.3
Other	1,527	1,599	(72)	(4.5)
Comparable properties total	$9,991	$9,475	$516	5.4%
Recent acquisitions and sold properties	172	1,448	(1,276)	(88.1)
Total other revenue	$10,163	$10,923	$(760)	(7.0)%

Interest on mortgage notes receivable	$6,668	$809	$5,859	724%

Total revenues	$308,100	$294,832	$13,268	4.5%
Rental revenue at comparable properties increased by $5,401 for the nine months ended September 30, 2024 as compared to the same period in 2023. The increases within our residential, industrial and retail segments was primarily related to an increase in rental rates and occupancy at various properties during the nine months ended September 30, 2024 as compared to the same period in 2023. Additionally, the increase within our retail segment is related to an increase in collections of rents during the nine months ended September 30, 2024 as compared to the same period in 2023 from tenants that experienced a decrease in operations in past years. The decrease in rental revenue within our other segment relates to a one time write off of uncollected rental charges from a retail tenant within our South Beach Parking Garage property.
Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties increased by $516 for the nine months ended September 30, 2024 as compared to the same period in 2023. The increase within our retail segment primarily relates to approximately $1,700 increase in termination fees collected during the nine months ended September 30, 2024 as compared to the same period in 2023. The decrease within the industrial segment is primarily related to an $1,800 lease restoration payment received during the nine months ended September 30, 2023 from a former tenant.
Interest on mortgage notes receivable relates to interest income earned on mortgage notes originated by us. During the nine months ended September 30, 2024, we held three mortgage notes receivable as compared to only one mortgage note receivable during the same period in 2023.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts by reportable segment, for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ Change	% Change
Operating expenses:
Real estate taxes
Healthcare	$4,553	$4,494	$59	1.3%
Industrial	16,307	15,882	425	2.7
Residential	14,089	14,323	(234)	(1.6)
Retail	5,107	4,981	126	2.5
Other	336	296	40	13.5
Comparable properties total	$40,392	$39,976	$416	1.0%
Recent acquisitions and sold properties	1,795	1,560	235	15.1
Total real estate taxes	$42,187	$41,536	$651	1.6%

Property operating expenses
Healthcare	$10,732	$10,217	$515	5.0%
Industrial	7,899	6,934	965	13.9
Residential	25,465	24,740	725	2.9
Retail	7,134	6,860	274	4.0
Other	557	595	(38)	(6.4)
Comparable properties total	$51,787	$49,346	$2,441	4.9%
Recent acquisitions and sold properties	4,255	4,587	(332)	(7.2)
Total property operating expenses	$56,042	$53,933	$2,109	3.9%
Total operating expenses	$98,229	$95,469	$2,760	2.9%
Real estate taxes at comparable properties increased by $416 for the nine months ended September 30, 2024 as compared to the same period in 2023. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estates taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased by $2,441 during the nine months ended September 30, 2024 compared to the same period in 2023. The increases generally relate to higher repairs and maintenance projects, increased insurance costs, increased property management fees due to higher revenues, higher salary costs and higher utility costs in some markets.

The following chart sets forth revenues and expenses not directly related to the operations of the reportable segments for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ Change	% Change
Property general and administrative	$(3,033)	$(2,193)	$(840)	38.3%
Advisor fees	(30,506)	(33,413)	2,907	(8.7)
Company level expenses	(5,134)	(4,805)	(329)	6.8
Provision for impairment of real estate	(9,635)	—	(9,635)	100.0
Depreciation and amortization	(109,859)	(111,134)	1,275	(1.1)
Interest expense	(73,311)	(153,644)	80,333	(52.3)
Unrealized loss on financial obligation	(4,434)	—	(4,434)	100.0
Loss from unconsolidated affiliates and fund investments	(10,156)	(9,249)	(907)	9.8
Investment income on marketable securities	989	1,617	(628)	(38.8)
Net realized loss upon sale of marketable securities	(5,015)	(780)	(4,235)	543
Net unrealized change in fair value of investment in marketable securities	—	(2,776)	2,776	(100.0)
Loss on disposition of property	(37)	—	(37)	100.0
Total revenue and expenses	$(250,131)	$(316,377)	$66,246	(20.9)%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased during the nine months ended September 30, 2024 as compared to the same period in 2023 by $840 primarily due to an increase in state level taxes and property level legal expenses.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV, which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The decrease in advisor fees of $2,907 for the nine months ended September 30, 2024 as compared to the same period in 2023 is primarily related to a decrease in NAV.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses remained fairly flat for the nine months ended September 30, 2024 when compared to 2023.
Provision for impairment of real estate relates to real estate investments where the estimated future undiscounted cash flows during our hold period have decreased below the carrying value of the property. A provision for impairment of real estate is recorded to write the property down from its carrying value to its fair value. We recorded a provision for impairment of $9,635 related to 180 North Jefferson during the three months ended nine months ended September 30, 2024.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. Depreciation and amortization expense for the nine months ended September 30, 2024 remained flat as compared to the same period in 2023.
Interest expense decreased by $80,333 for the nine months ended September 30, 2024 as compared to the same period in 2023 as a result of approximately $102,000 lower interest expense, including interest income, on the financial obligations related to the DST Program, which includes non-cash interest expense and interest income on properties deemed probable for repurchase. The decrease in interest expense was offset by changes in fair value on our interest rate swaps and collars in the amount of approximately $15,600 during the nine months ended September 30, 2024 compared to the same period in 2023. Additionally offsetting the decrease was approximately $6,000 of increased interest expense from new mortgage notes payable, increased usage of our Credit Facility and higher overall interest rates in 2024.
Unrealized loss on financial obligation relates to changes in the fair value of our financial obligation for the various DST Programs that we have elected the fair value option for. We recorded an unrealized loss on financial obligation of $4,434 for the nine months ended September 30, 2024.

Loss from unconsolidated affiliates and fund investments relates to the loss from Chicago Parking Garage, Pioneer Tower, The Tremont, The Huntington, Siena Suwanee Town Center and Kingston at McLean Crossing as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio and Single-Family Rental Portfolio I. During the nine months ended September 30, 2024, we recorded a $13,803 increase in the fair value of our investment in Single-Family Rental Portfolio I as compared to a $3,800 decrease in the fair value during the same period in 2023. During the nine months ended September 30, 2024, we recorded a $8,434 decrease in the fair value in the NYC Retail Portfolio as compared to a $1,041 decrease in the fair value during the same period in 2023. Additionally, during the nine months ended September 30, 2024, we recorded an impairment charge related to our investment in Pioneer Tower in the amount of $21,100 as compared to $11,414 during the same period in 2023 as the carrying value of the investment exceeded its estimated fair value.
Investment income on marketable securities relate to dividends earned on our portfolio of publicly traded REIT securities. We earned $989 on investment income during the nine months ended September 30, 2024 as compared to $1,617 during the same period in 2023. We liquidated our investments in marketable securities during the three months ended June 30, 2024.
Net realized loss upon the sale of marketable securities relate to sales of individual stocks within our portfolio of publicly traded REIT stocks. We recorded a realized loss of $5,015 during the nine months ended September 30, 2024 as compared to $780 during the same period in 2023.
Net unrealized change in fair value of investment in marketable securities relate to changes in fair value of our portfolio of publicly traded REIT securities. We liquidated our investments in marketable securities during the three months ended June 30, 2024. During the nine months ended September 30, 2023 we recorded a gain of $2,776.

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
The following table presents a reconciliation of net income to NAREIT FFO for the periods presented:

Reconciliation of net income to NAREIT FFO	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net loss attributable to JLL Income Property Trust, Inc.	$(21,174)	$(11,871)	$(32,807)	$(110,488)
Real estate depreciation and amortization (1)	31,781	35,640	97,378	110,113
Loss (gain) on disposition of property and unrealized loss on investment in unconsolidated real estate affiliate (1)	5,243	(2,087)	(4,805)	4,737
Impairment of depreciable real estate (1)	7,812	2,744	25,106	13,655
NAREIT FFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$23,662	$24,426	$84,872	$18,017
Weighted average shares outstanding, basic and diluted	220,627,706	241,282,587	225,210,139	242,191,379
NAREIT FFO per share, basic and diluted	$0.11	$0.10	$0.38	$0.07
________
(1)    Includes amounts attributable to our ownership share of both consolidated properties and unconsolidated real estate affiliates and our operating partnership for all periods.

We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
NAREIT FFO attributable to JLL Income Property Trust, Inc.	$23,662	$24,426	$84,872	$18,017
Straight-line rental income (1)	(913)	(1,385)	(2,775)	(3,506)
Amortization of above- and below-market leases (1)	(909)	(1,066)	(3,205)	(3,219)
Amortization of net discount on assumed debt (1)	(96)	(161)	(327)	(499)
Loss (gain) on derivative instruments and extinguishment or modification of debt (1)	11,809	(5,541)	4,786	(10,088)
Adjustment for investments accounted for under the fair value option (2)	346	1,712	6,940	6,598
Net change in fair value of investment in marketable securities (1)	—	3,817	4,260	2,405
Adjustment for DST Properties (3)	(13,202)	5,052	(22,517)	75,204
AFFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$20,697	$26,854	$72,034	$84,912
Weighted average shares outstanding, basic and diluted	220,627,706	241,282,587	225,210,139	242,191,379
AFFO per share, basic and diluted	$0.09	$0.11	$0.32	$0.35
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

NAV as of September 30, 2024
The following table provides a breakdown of the major components of our NAV as of September 30, 2024:

	September 30, 2024
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,942,619	$512,344	$61,618	$1,775,804	$47,304	$4,339,689
Debt	(824,279)	(217,394)	(26,145)	(753,497)	(20,072)	(1,841,387)
Other assets and liabilities, net	24,568	6,479	779	22,459	599	54,884
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,142,908	$301,429	$36,252	$1,044,766	$27,831	$2,553,186
Number of outstanding shares	98,807,405	26,023,937	3,125,512	90,235,467	2,407,370
NAV per share	$11.57	$11.58	$11.60	$11.58	$11.56
________
(1)The value of our real estate investments was less than the historical cost by 0.6% as of September 30, 2024.
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
The decrease in NAV per share from December 31, 2023 to September 30, 2024, was related to a net decrease of 3% in the value of our portfolio. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of September 30, 2024:

	Healthcare	Industrial	Office	Residential	Retail	Other (1)	Total Company
Exit capitalization rate	5.7%	5.5%	6.8%	5.3%	5.9%	6.5%	5.5%
Discount rate/internal rate of return (IRR)	7.3	7.3	8.6	7.1	7.4	8.1	7.3
Annual market rent growth rate	3.0	3.1	2.6	3.1	2.9	3.0	3.0
Holding period (years)	10.0	10.1	10.0	10.0	10.0	18.6	10.1
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
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		September 30, 2024	December 31, 2023
Discount Rate - weighted average	0.25% increase	(1.9)%	(2.0)%
Exit Capitalization Rate - weighted average	0.25% increase	(2.8)	(2.9)
Annual market rent growth rate - weighted average	0.25% decrease	(1.5)	(1.5)
The fair value of our mortgage notes and other debt payable was estimated to be approximately $122,000 and $182,000 lower than the carrying values at September 30, 2024 and December 31, 2023, respectively. The NAV per share would have increased by $0.45 and by $0.67 per share at September 30, 2024 and December 31, 2023, respectively, if we were to have included the fair value of our mortgage notes and other debt payable in our methodology to determine NAV.
The selling commission and dealer manager fee are offering costs and are recorded as a reduction of capital in excess of par value. Selling commissions are paid on the date of sale of our common stock. We accrue all future dealer manager fees up to the ten percent regulatory limit on the date of sale of our common stock. For NAV calculation purposes, dealer manger fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee. Dealer manager fees payable are included in Accrued offering costs on our Consolidated Balance Sheets.  Dealer manager fees payable as of September 30, 2024 and December 31, 2023 were $176,132 and $181,832, respectively.

The following table reconciles stockholders' equity per our Consolidated Balance Sheet to our NAV:

September 30, 2024
Stockholders' equity under GAAP	$1,601,719
Adjustments:
Accrued dealer manager fees (1)	176,132
Organization and offering costs (2)	66
Unrealized real estate appreciation (3)	154,245
Accumulated depreciation, amortization and other (4)	621,024
NAV	$2,553,186
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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates and fund investment
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Credit Facility
		•	Sales of our shares in our public and private offerings
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with capital raising in our continuous public offering, private offering and DST Program	•	Draws from lender escrow accounts
•	Other company level expenses	•	Sales of beneficial interests in the DST Program
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Issuance of mortgage notes receivable
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Advisor
•	Fees payable to our Dealer Manager
The sources and uses of cash for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ Change
Net cash provided by operating activities	$95,402	$87,467	$7,935
Net cash provided by (used in) investing activities	53,530	(181,410)	234,940
Net cash (used in) provided by financing activities	(144,019)	83,636	(227,655)
Net cash provided by operating activities increased by $7,935 for the nine months ended September 30, 2024 as compared to the same period in 2023. The increase in cash from operating activities is primarily due to the decrease in payment of the performance fee in the amount of $6,969 during the nine months ended September 30, 2023 as well as the timing of working capital items such as collection of accounts receivables and payment of real estate taxes, accrued expenses and accounts payable during the nine months ended September 30, 2024 as compared to the same period in 2023.
Net cash provided by (used in) investing activities increased by $234,940 for the nine months ended September 30, 2024 as compared to the same period in 2023. The increase is primarily related to proceeds from sales of real estate investments, higher proceeds from the sale of marketable securities, and a decrease in the purchase of real estate investments during the nine months ended September 30, 2024 as compared to the same period in 2023.
Net cash (used in) provided by financing activities decreased by $227,655 for the nine months ended September 30, 2024 as compared to the same period in 2023. The change is primarily related to $224,921 of lower net proceeds from mortgage note payables and net draws on our Credit Facility, as well as an increase in distributions paid to noncontrolling interests of 17,912 during the nine months ended September 30, 2024 as compared to the same period in 2023. The decrease is partially offset by an increase in net capital raised of $15,639.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements of our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at September 30, 2024 and December 31, 2023:

	Consolidated Debt
	September 30, 2024		December 31, 2023
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$1,724,746	4.23%	$1,685,350	3.89%
Variable	66,500	6.66	356,400	6.48
Total	$1,791,246	4.32%	$2,041,750	4.34%
Covenants
At September 30, 2024, we were in compliance with all debt covenants.
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
We are subject to fixed ground lease payments on South Beach Parking Garage of $112 per year until September 30, 2026, which will increase every five years by the lesser of 12% or the cumulative CPI over the previous five year period. We are also subject to a variable ground lease payment calculated as 2.5% of revenue. The lease expires September 30, 2041 and has a ten-year renewal option.

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
Sources of Distributions
The following table summarizes our distributions paid over the nine months ended September 30, 2024 and 2023:

	For the Nine Months ending September 30,
	2024	2023
Distributions:
Paid in cash	$34,329	$34,557
Reinvested in shares	60,374	60,918
Total distributions	94,703	95,475
Source of distributions:
Cash flow from operating activities	94,703	87,467
Cash flow from financing activities	—	8,008
Total sources of distributions	$94,703	$95,475

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk associated with changes in interest rates in terms of the price of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of September 30, 2024, we had consolidated debt of $1,791,246. Including the $23,025 net discount on the assumption of debt and debt issuance costs, we had consolidated debt of $1,768,221 at September 30, 2024. We also entered into interest rate derivative agreements on $650,000 of the variable rate debt that cap SOFR at between 2.6% and 4.5% that mature in 2027. A 0.25% movement in the interest rate on the $66,500 of variable-rate debt would have resulted in a $166 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At September 30, 2024, the fair value of our mortgage notes and other debt payable was estimated to be approximately $78,246 lower than the carrying value of $1,791,246. If treasury rates were 0.25% higher at September 30, 2024, the fair value of our consolidated debt would have been approximately $94,814 lower than the carrying value.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of September 30, 2024, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Except as disclosed in "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, there have been no material changes to the risk factors previously disclosed under "Item 1A. Risk Factors" of our 2023 Form 10-K.

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
During the three months ended September 30, 2024, we repurchased 7,905,337 shares of common stock under the share repurchase plan, which represented all of the share repurchase requests received for the same period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV (1)	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (2)
July 2024	2,499,261	$11.72	2,499,261	1.1%	—
August 2024	2,789,667	11.73	2,789,667	1.3	—
September 2024	2,616,409	11.69	2,616,409	1.2	—
Total	7,905,337	$11.71	7,905,337	3.6%	—
________
(1)    Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior quarter end.
(2)    Repurchases are limited as described above.
Unregistered Sales of Equity Securities
On March 3, 2015, we commenced the Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. No Class D shares were issued during the three months ended September 30, 2024.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

3.2	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Appendix A to the Company’s prospectus supplement filed with the SEC on May 9, 2013).

3.3	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014).

3.4	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2014).

3.5	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2014).

3.6	Second Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2015).

3.7	Certificate of Correction to the Company’s Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2016).

3.8	Third Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed with the SEC on October 16, 2019).

3.9	Fourth Articles of Amendment to the Second Articles of Amendment and Restatements of Jones Lang LaSalle Income Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on October 3, 2022).

3.10	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.10 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).

4.1	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix C to the Company’s Registration Statement on Form S-11 filed with the SEC on April 12, 2024).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

104*	Cover Page Intereactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
__________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, JLL Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JLL INCOME PROPERTY TRUST, INC.

Date:	November 7, 2024	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer and Director

JLL INCOME PROPERTY TRUST, INC.

Date:	November 7, 2024	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer