Form 10-K
period 2024-12-31
JLL Income Property Trust, Inc.
filed 2025-03-14
CIK 1314152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 28, 2024, the last business date of the registrant's most recently completed second fiscal quarter, the aggregate market value of the 100,257,024 shares of Class A common stock, 26,158,450 shares of Class M common stock, 3,242,945 shares of Class A-I common stock, 90,108,378 shares of Class M-I common stock and 2,407,370 shares of Class D common stock held by non-affiliates of the registrant was
$1,173,740, $306,657, $38,068, $1,055,952, and $28,168 for Class A, Class M, Class A-I, Class M-I and Class D shares, respectively, based upon the last net asset value of $11.71, $11.72, $11.74, $11.72 and $11.70 per share for Class A, Class M, Class A-I, Class M-I and Class D shares, respectively.
As of March 14, 2025, there were 87,012,764 shares of Class A common stock, 20,110,893 shares of Class M common stock, 2,951,655 shares of Class A-I common stock, 102,047,002 shares of Class M-I common stock and 11,133,373 shares of Class D common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference specified portions of the registrant’s proxy statement, which will be filed no later than April 30, 2025 with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders.

Risk Factor Summary
We are subject to numerous risks and uncertainties that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements, including those summarized below. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. This risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth under “Item 1A. Risk Factors” in this Annual Report on Form 10-K (this "Form 10-K").
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
•Our revenues will be significantly influenced by the economies and other conditions of the healthcare, industrial, residential, retail and other markets in general and the specific geographic markets in which we operate where we have high concentrations of these types of properties.
•Our operating results are affected by economic and regulatory changes that impact the real estate market in general.
•Our retail properties may decline in rental revenue and/or occupancy as a result of co-tenancy provisions contained in certain tenants' leases.
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
•Legislative, regulatory or administrative changes could adversely affect us or our stockholders.
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
JLL Income Property Trust, Inc. is an externally advised, daily valued perpetual life REIT that owns and manages a diversified portfolio of healthcare, industrial, residential, retail and other properties located in the United States. Over time, our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2024, we owned interests in a total of 131 properties and nearly 4,500 single-family rental houses located in 28 states.
We own substantially all of our assets through JLLIPT Holdings, LP, a Delaware limited partnership (our “operating partnership”), of which we are a limited partner and JLLIPT Holdings GP, LLC, our wholly owned subsidiary, is the sole general partner. The use of our operating partnership to hold substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). By using an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his or her property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership ("OP Units") and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction. As of December 31, 2024, we raised aggregate proceeds from the issuance of OP Units in our operating partnership of $709,383, and owned directly or indirectly 80.2% of the OP Units of our operating partnership. The remaining 19.8% of the OP Units are held by third parties.
On October 1, 2012, we commenced our initial public offering of common stock and since that time we have offered shares of our common stock in various public offerings registered with the SEC. On December 21, 2021, our most recent public offering (the "Current Public Offering") of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock was declared effective by the SEC. As of December 31, 2024, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Current Public Offering of $1,309,212. We intend to continue to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering. On December 3, 2024, we filed a new registration statement to register a follow-on public offering (the "Follow-on Public Offering") of up to $1,500,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock. As of March 14, 2025, our Follow-on Public Offering has not been declared effective.
In addition to our public offerings, on March 3, 2015, we commenced a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated thereunder of up to $350,000 in shares of our Class D common stock with an indefinite duration (the "Private Offering"). As of December 31, 2024, we have raised aggregate gross proceeds of $98,188 in the Private Offering. In addition, on October 16, 2019, through our operating partnership, we initiated a program (the “DST Program”) and on August 6, 2024 our board of directors approved an increase to raise up to a total of $3,000,000 in private placements exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts ("DSTs") holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of December 31, 2024, we have raised approximately $1,702,000 of aggregate gross proceeds from our DST Program.
From our inception to December 31, 2024, we have received approximately $6,621,000 in gross offering proceeds from various public and private offerings of shares of our common stock, issuance of OP Units as well as aggregate gross proceeds from our DST Program.
As of December 31, 2024, 89,137,711 shares of Class A common stock, 20,462,037 shares of Class M common stock, 2,982,425 shares of Class A-I common stock, 103,999,019 shares of Class M-I common stock, and 2,407,370 shares of Class D common stock were outstanding and held by a total of 20,027 stockholders.

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
LaSalle is a wholly owned but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of December 31, 2024, JLL and its affiliates owned an aggregate of 2,521,801 Class M-I shares, and on January 2, 2025 purchased 8,726,003 Class D shares, all of which were issued for cash at a price equal to the most recently reported NAV per share as of the purchase date and have a current value of approximately $129,800.
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
Sustainability and Climate Risk
We actively work to promote our growth and operations in a sustainable and responsible manner across our portfolio. Our sustainability strategy focuses on delivering long-term value to our stockholders while operating our properties in a manner to contribute to positive outcomes for our tenants and the communities we serve.
We tailor our approach to each asset, working to protect and enhance financial returns today and in the future. We examine a range of sustainability factors for each asset that have the potential to enhance accretive value drivers, such as tenant marketability, lower operating expenses and greater appeal to future buyers, as well as to fortify defensive value protectors, such as regulatory disclosure, physical climate risk and insurance premium risk, among others. The relative importance of these factors for any given investment opportunity will vary for many reasons including but not limited to the investment type, market, sector, tenant profile, the expected investment period and the local regulatory environment. By tailoring our approach, our Advisor aims to develop an action plan to maximize the financial performance of our investments. This sustainability strategy complements our investment strategy and furthers our core investment thesis.

LaSalle’s dedicated sustainability team consists of a global head of climate and a sustainability officer for each of LaSalle’s four business segments, with additional staff supporting each. This well-established, highly experienced in-house global team is comprised of 16 full time employees, as well as six employees spending a portion of their time, dedicated to driving the implementation of sustainability work and goals. The team supporting us receives strategic guidance from LaSalle’s Americas Sustainability Committee, and support from business segment task forces in asset management and transactions. The sustainability team directly advises and supports us on an ongoing basis and regularly joins fund and asset sector team meetings. The asset management team is directly responsible for the implementation of energy efficiency projects at their properties, with the sustainability team directly advising and supporting on an ongoing basis.
We are focused on acquiring and maintaining high-performing, resilient properties that fit our investment strategy, while simultaneously looking for ways to mitigate operational costs and the potential external impacts of energy, water, waste, and climate change. Sustainability factors are incorporated throughout the investment lifecycle, and we actively pursue resource efficiency projects and sustainability certifications across the portfolio. Prior to the acquisition of a property, our Advisor conducts an in-depth investigation during the due diligence process to identify key sustainability and climate risk information.
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
Our Advisor addresses climate risk by evaluating climate change scenarios and adapting its acquisition and portfolio review processes to address climate change vulnerabilities resulting from potential future climate scenarios. Physical and transition risks that may result from climate change could have a material adverse effect on our properties, operations and business. Our role in assessing and managing these climate-related risks and initiatives is spread across multiple teams within our Advisor, including executive leadership and the sustainability team, acquisitions, risk management, asset management, legal and compliance and research departments.
In 2018, we became the first NAV REIT to submit to Global Real Estate Sustainability Benchmark ("GRESB"), a leading global provider of real estate environmental, social and governance benchmarking and performance assessments. For 2024, we achieved a 2-star out of 5-star GRESB rating, with a score of 75 out of 100. Also in 2024, our properties achieved BREEAM In-Use Certifications for 35 properties, 13 ENERGY STAR Certifications, seven Leadership in Energy and Environmental Design certifications and 32 WELL Health Safety Ratings. Additionally in 2024, we received the Nareit Leader in the Light Award for sustainability among non-listed REITs. These awards are given to REITs that demonstrate leadership in implementing sustainable and socially responsible investment and operating practices, good governance and transparency. Over the past year, 23 energy efficiency projects were completed; including an ENERGY STAR certified appliance upgrades, sub-metering and setback implementation, LED lighting upgrades, and HVAC upgrades. The on-site solar projects at The Tremont and The Huntington have completed construction. The Huntington's solar installation is now operational, while The Tremont's system is pending final activation. This project will generate an estimated $35 per year in revenue. We have also conducted energy and water audits to identify efficiency opportunities at five of our properties, and we are evaluating several properties for installation of financially accretive on-site solar. We have installed ten electric vehicle chargers at three properties to date with more planned in the future. We also engage with our property managers around sustainability on an ongoing basis, including training programs and providing opportunities for recognition.
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
We intend to use financial leverage to provide additional funds to support our investment activities. We expect to maintain a targeted company leverage ratio (calculated as our share of total liabilities (excluding future dealer manager fees) divided by our share of the fair value of total assets) of between approximately 30% and 50%. Our company leverage ratio was 34% at December 31, 2024 and 39% at December 31, 2023. We intend to continue to use portions of the proceeds from our offerings to retire certain borrowings as they mature or become available for repayment or when doing so is beneficial to achieving our investment objectives. We are precluded from borrowing more than approximately 75% of the sum of the cost of our investments (before non-cash reserves and depreciation), which is based upon the limit specified in our charter that borrowing may not exceed 300% of the cost of our net assets. “Net assets” is defined as our total assets, other than intangibles, valued at cost (prior to deducting depreciation and amortization, reserves for bad debts and other non-cash reserves) less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our board, including a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. As of December 31, 2024, we are in compliance with the charter limitations on our indebtedness.
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
We intend to manage risk through constructing and managing a broadly diversified portfolio of properties in developed markets around the world. We believe that a broadly diversified investment portfolio may offer stockholders significant benefits for a given level of risk relative to a more concentrated investment portfolio. In addition, we believe that assembling a diversified tenant base by investing in multiple properties and property types across multiple markets and geographic regions may mitigate the economic impacts associated with releasing properties or tenants potentially defaulting under their leases, as lease revenues represent the primary source of income from our real estate investments.

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
We may invest in mortgage loans consistent with the requirements for qualification as a REIT. We may originate or acquire interests in mortgage loans, generally on the same types of properties we might otherwise buy. These mortgage loans may pay fixed or variable interest rates or have “participating” features described below. Normally, mortgage loans will be secured by income-producing properties. These mortgage loans typically will be nonrecourse, which means they will not be the borrower’s personal obligations. We expect that most will be first mortgage loans, with first priority liens on the property. These mortgage loans may provide for payments of principal and interest or may provide for interest-only payments, with a balloon payment at maturity. We may make mortgage loans that permit us to participate in the revenues from, or appreciation of, the underlying property consistent with the rules applicable for qualification as a REIT. These participations may entitle us to receive additional interest, usually calculated as a percentage of the gross income the borrower receives from operating, selling or refinancing the property. We may also receive an option to buy an interest in the property securing the participating loan. As of December 31, 2024, we had $132,913 invested in mortgage loans and related accrued interest.
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
GEOGRAPHIC CONCENTRATION
The following table provides information regarding the geographic concentration of our real estate portfolio as of December 31, 2024:

	Real Estate Portfolio
	Number of Properties(1)	Net Rentable Square Feet(1)	Estimated Percent of Fair Value
South	28	7,150,000	30%
West	51	7,782,000	36
East	31	7,747,000	25
Midwest	21	3,096,000	9
Total	131	25,775,000	100%
________
(1)    Excludes nearly 4,500 single-family rental houses located in various markets across the United States.

The following charts set forth the percentage of our consolidated revenues derived from properties owned in each state that accounted for more than 10% of our consolidated revenues during the years ended December 31, 2024, 2023 and 2022:
DEPENDENCE ON SIGNIFICANT TENANTS
Our significant tenants that accounted for more than 10% of the consolidated revenues from their respective segments during the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the year ended December 31,
	2024	2023	2022
Healthcare
Amazon(1)	15%	16%	19%
________
(1)    Amazon, including Whole Foods Market IP, Inc., also accounted for 4%, 3%, and 4% of the consolidated revenues in the retail segment in the years ended December 31, 2024, 2023 and 2022, respectively, and 0%, 3% and 3% of the consolidated revenues in the industrial segment in the years ended December 31, 2024, 2023 and 2022, respectively.

REPORTABLE SEGMENTS
We align our internal operations along the primary property types we are targeting for investments, resulting in five operating segments: healthcare properties, industrial properties, residential properties, retail properties and other properties. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for financial information related to our reportable segments.
Healthcare Properties
Healthcare sector properties are generally categorized as medical outpatient facilities and healthcare-related facilities based upon location and quality. We seek to invest in high-quality, well-located healthcare properties and also tend to focus on assets affiliated with strong health systems and patient bases but also have invested in Class A or B office properties that are near areas of dense population, have sufficient transportation access or are located within well-established suburban office/business parks or central business districts. Healthcare properties will generally feature longer-term leases and tenant investments in their spaces, and are less correlated to market factors than other sectors, leading to more durable and growing income over time.

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
Residential Properties
Residential properties include multifamily apartments and single-family rental properties. Apartments are generally defined as having five or more dwelling units that are part of a single complex and offered for rental use as opposed to detached single-family residential properties. There are three main types of apartment properties: garden-style (mostly two to four story apartments), mid-rise and high-rise. Apartments generally have the lowest vacancy rates of any property type, with the better performing properties typically located in suburban markets in strong school districts, or in urban locations with strong employment and demographic dynamics. We plan to invest in apartment properties that are located in such areas or near employment centers with favorable potential for employment growth and conveniently situated with access to transportation and retail and service amenities. Traditional apartment properties are generally leased by apartment unit to individual tenants for one-year terms. Single-family rental properties differ from apartments in that single-family rental units are detached, singular homes, usually featuring private yards and garages, as opposed to multi-unit apartments with shared common areas. Tenants in single-family rentals tend to stay longer, about three years, and are on average an older demographic of approximately 40 years old versus multifamily renters whose average age is in the lower 30s.
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
Retail Properties
The retail sector is comprised of five main formats: neighborhood retail, community centers, regional centers, super-regional centers and single-tenant stores. Location, convenience, accessibility and tenant mix are generally considered to be among the key criteria for successful retail investments. Retail leases tend to range from three to five years for small tenants and ten to fifteen years for large anchor tenants. Leases, particularly for anchor tenants, may include a base payment plus a percentage of retail sales. Household incomes and population density are generally considered to be key drivers of local retail demand. We will seek investments in retail properties, primarily ones in neighborhood and community centers anchored by a grocery tenant and located within densely populated residential areas, with favorable demographic characteristics and near other retail and service amenities.
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
As a consequence of recognizing depreciation in connection with the properties we own, we have a history of operating losses and cannot assure you that we will sustain profitability. As a result, since our inception in 2004, we have experienced net losses (calculated in accordance with U.S. generally accepted accounting principles ("GAAP")) over a number of years. The extent of our future operating losses is highly uncertain, and we may not sustain profitability.
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
Distributions in excess of our current and accumulated earnings and profits and not treated by us as a dividend will not be taxable to a stockholder to the extent those distributions do not exceed the stockholder’s adjusted tax basis in his or her common stock. Instead, the distribution will constitute a return of capital and will reduce the stockholder’s adjusted basis. (Such distributions to non-U.S. stockholders may be subject to withholding, which may be refundable.) If distributions exceed the stockholder’s adjusted basis, then his or her adjusted basis will be reduced to zero, and the excess will be treated as capital gain to the stockholder. Additionally, if distributions result in a reduction of a stockholder’s adjusted basis in his or her common stock, then subsequent sales of such stockholder’s common stock potentially will result in recognition of an increased capital gain.
Your overall return may be reduced if we pay distributions from sources other than our cash from operations.
To date, all of the distributions we have paid to stockholders have been funded through a combination of cash flows from our operations and investing activities. We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may choose to use cash flows from investing activities such as sales of real estate investments or interests in joint ventures. We may also choose to use financing activities, which include borrowings (including borrowings secured by our assets), net proceeds of our offerings or other sources to fund distributions to our stockholders. For the year ended December 31, 2024, 88% of our distributions were funded from cash flows from operations and 12% from investing activities. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, our expenses are greater than expected or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV and NAV per share, decrease the amount of cash we have available for operations and new investments and adversely impact the value of an investment in our shares of common stock.
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
In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a sudden increase or decrease in the NAV per share amounts. We accrue estimated income and expenses on a daily basis based on our budgets. On an ongoing basis, we adjust the income and expenses we accrued to reflect the income and expenses actually earned and incurred. We do not retroactively adjust the NAV per share of each class for each day. Therefore, because the actual results from operations may be better or worse than what we previously budgeted, the adjustment to reflect actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.
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
We expect to use the net proceeds of our public and private offerings to (i) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (ii) repay indebtedness incurred under various financing instruments and (iii) fund repurchases under our share repurchase plan or through tender offers. We have not allocated specific amounts of the net proceeds from our public and private offerings for any specific purpose. Accordingly, our management will have significant flexibility in applying the net proceeds of our public and private offerings, including the ability to apply net proceeds to the payment of distributions. You will be relying on the judgment of our management with regard to the use of these net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. In addition, it is possible that the net proceeds will be invested in a way that does not yield a favorable return, or any return, for us or our stockholders. The failure of our management to use such funds effectively could have a material adverse effect on our business, financial condition, operating results and cash flows.
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
Additionally, holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1 billion shares of common stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of common stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After you purchase shares of our common stock, our board of directors may elect, without stockholder approval, to: (i) sell additional shares in future public offerings; (ii) issue equity interests in private offerings; (iii) issue shares upon the exercise of the options we may grant to our independent directors or future employees; (iv) issue shares to our Advisor, or its successors, or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or to reimburse expenses paid on our behalf or (v) issue shares to sellers of properties we acquire in connection with an exchange of limited partnership interests in our operating partnership. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their proportionate ownership.
If you purchase shares of common stock, you may experience immediate dilution in the net tangible book value per share.
Net tangible book value is used as a measure of net worth that reflects certain dilution in the value of our common stock from the issue price as a result of (i) accumulated depreciation and amortization of real estate investments, (ii) fees paid in connection with the offering and (iii) the fees and expenses paid to our Advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments. Net tangible book value does not reflect our estimated value per share nor does it necessarily reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. As of December 31, 2024, our net tangible book value per share was $13.63, calculated as our net tangible book value as of December 31, 2024 divided by the 218,988,562 shares of our common stock outstanding as of December 31, 2024, as compared to our share price of $11.46, $11.48, $11.49 and $11.47 per Class A, Class M, Class A-I and Class M-I share, respectively, on such date.

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
Subsidiaries of our Sponsor provide property management, leasing and other services to property owners, and currently provide certain services to us with respect to a portion of our properties, and we may engage subsidiaries of our Sponsor to perform additional property or construction management, leasing and other services related to our real estate portfolio. The fees, commissions and expense reimbursements paid to our Sponsor in connection with these services have not been and will not be determined with the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties. Even though all such agreements will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could receive from a third party.
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
Our executive officers, our affiliated directors and the key real estate professionals acting on behalf of our Advisor may also be involved in the management of other real estate businesses, including other LaSalle affiliated entities, and separate accounts established for institutional investors, each of which invests in real estate or real estate related assets. As a result, they owe fiduciary duties to each of these entities and their investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our investment strategy. These individuals face conflicts of interest in allocating their time among us and such other funds, investors and activities. These conflicts of interest could cause these individuals to allocate less of their time to us than we may require, which may adversely impact our operations.
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
We are subject to risks generally incident to the ownership of real estate investments, including changes in global, national, regional or local economic, demographic or capital market conditions, including economic impacts resulting from actual or perceived instability in the U.S. banking system or as a result of the ongoing conflicts between Russia and Ukraine and Israel and Hamas, as well as other factors particular to the locations of our investments. The threat or imposition of new tariffs may create uncertainty in real estate markets, increase construction costs, slow economic growth, lead to job losses, shift demand for industrial properties, and increase costs of retail goods impacting consumer spending, resulting in potential reduction in demand for related property types. A recession could adversely impact our investments as a result of, among other items, increased tenant defaults under our leases, lower demand for rentable space, as well as potential oversupply of rentable space, each of which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. These conditions could also adversely impact the financial condition of the tenants that occupy our real properties and, as a result, their ability to pay us rents.
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
Although neither inflation nor deflation has materially impacted our operations in the recent past, increased inflation could have an adverse impact on our floating rate mortgages and interest rates and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending which could impact our tenants’ revenues and, in turn, our percentage rents where applicable. Conversely, deflation could lead to downward pressure on rents and other sources of income.
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
A change in the value of any of our assets could cause us, our operating partnership or one or more of our respective subsidiaries to fall within the definition of “investment company” and thus be required to register under the Investment Company Act. To ensure that we are not required to register the company or any of our subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may be unable to purchase securities we would otherwise want to purchase. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.
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
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include confidential information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, there is no guarantee that our security measures will be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches include physical or electronic break-ins, computer viruses, attacks by hackers, and similar breaches. To date, we have seen no material impact on our business or operations from these attacks or events. Any future significant compromise or breach on our data security could create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.
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
Our operations are highly dependent on our information systems and technology, and we rely heavily on JLL’s and our Advisor’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyber attacks which are continually evolving and may increase in sophistication and frequency in the future. Attacks on JLL, our Advisor, their affiliates and their third-party service providers’ systems could involve and, in some instances, have in the past involved, attempted attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, through the introduction of computer viruses or other malicious code.
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
The success of our investments depends on the financial stability of our tenants, any of whom may experience a change in their business at any time, including as a result of global economic and geopolitical events, military conflicts, natural disasters, public health or pandemic crises, labor shortages, elevated consumer prices or broad inflationary pressures. Our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. In addition, significant expenditures, such as mortgage payments, real estate taxes and insurance and maintenance costs, are generally fixed and do not decrease when revenues at the related property decrease.
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
Our revenues will be significantly influenced by the economies and other conditions of the healthcare, industrial, residential, retail and other markets in general and the specific geographic markets in which we operate where we have high concentrations of these types of properties.
As of December 31, 2024, our diversification of current fair value of our consolidated properties by property type consisted of, 13% in the healthcare property sector, 41% in the industrial property sector, 33% in the residential property sector, 13% in the retail property sector and less than 1% in the other property sector. As of December 31, 2024, we also owned an interest in unconsolidated properties in the healthcare, residential, retail and other property sectors. Because our portfolio consists primarily of healthcare, industrial, residential and retail properties, we are subject to risks inherent in investments in these property types and in particular the risk that e-commerce poses to retail. This concentration exposes us to risk of economic downturns in these property sectors to a greater extent than if our portfolio included other sectors in the real estate industry.

Additionally, as of December 31, 2024, approximately 40%, 28% and 24% of the current fair value of our consolidated properties was geographically concentrated in the western, southern and eastern United States, respectively. Moreover, our properties located in California and Arizona accounted for approximately 17% and 11% of our consolidated revenues, respectively. As a result, we are particularly susceptible to adverse market conditions in these particular areas, including the current economic conditions, the reduction in demand for healthcare, retail, industrial or residential properties, industry slowdowns, relocation of businesses and changing demographics.
Adverse economic or real estate developments in the markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for healthcare, retail, industrial or residential space resulting from the local or national business climate, could adversely affect our rental revenues and operating results.
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
The impact of climate change presents a significant risk. Damage to our properties caused by extreme weather events linked to climate change is becoming more evident, highlighting the fragility of the global infrastructure. These physical effects of climate change could have a material adverse effect on our properties, operations and business, including a decline in demand for our properties and an increase in operation costs related to repairs and insurance. In addition, the adoption of regulations at the federal, state and local levels designed to address climate change, including building performance standards, may present additional costs and compliance risks as more markets move toward carbon neutral goals.

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
Leases (excluding our residential properties) representing approximately 6% and 9% of the annualized minimum base rent from our consolidated properties, as of December 31, 2024, were scheduled to expire in 2025 and 2026, respectively. Because we compete with a number of other developers, owners and managers of healthcare, retail, industrial and residential properties, we may be unable to renew leases with our existing tenants and, if our current tenants do not renew their leases, we may be unable to re-let the space to new tenants. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. Further, leases of long-term duration or which include renewal options that specify a maximum rate increase may not result in fair market lease rates over time if we do not accurately estimate inflation or market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases, our cash flow from operations and financial position may be adversely affected. In addition, historic economic turmoil led to foreclosures and sales of foreclosed properties at depressed values, and we may have difficulty competing with competitors who purchase properties in the foreclosure process, because their lower cost basis in their properties may allow them to offer space at reduced rental rates.
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
A component of our investment strategy includes entering into joint venture agreements with partners in connection with certain property acquisitions. As of December 31, 2024, we had interests in eight joint ventures that collectively own 16 properties and nearly 4,500 single-family rental homes across the United States accounting for 21% of our total assets. We may co-invest in the future with third parties through partnerships or other entities, which we collectively refer to as joint ventures, acquiring non-controlling interests in or sharing responsibility for managing the affairs of the joint venture. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers. In addition, our lack of control over the properties in which we invest could result in us being unable to obtain accurate and timely financial information for these properties and could adversely affect our internal control over financial reporting.
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
We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or managers for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local environmental laws, ordinances, and regulations, a current or former owner or manager of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contaminants. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred.
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
We do not own any properties located outside the United States as of December 31, 2024 but may purchase investments located outside the United States, and may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following additional risks:
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
We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including potential competitors, are not subject to these prohibitions. Fraudulent practices, including corruption, extortion, bribery, payoffs, theft and others, occur from time-to-time in countries in which we may do business. If people acting on our behalf or at our request are found to have engaged in such practices, severe penalties and other consequences could be imposed on us that may have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to pay distributions to our stockholders and the value of our shares of common stock.
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
We may purchase real estate-related securities in connection with privately negotiated transactions that are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short lives, their unsuitability for securitization and the greater risk of our inability to recover loaned amounts in the event of a borrower's default.
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
As of December 31, 2024, we had total outstanding indebtedness of $1,588,536. Our Company leverage ratio, calculated as our share of total liabilities (excluding future dealer manager fees) divided by our share of the fair value of total assets, was 34% as of December 31, 2024 and 39% as of December 31, 2023. We may obtain mortgage loans and pledge some or all of our properties as security for these loans to acquire the property secured by the mortgage loan, acquire additional properties or pay down other debt. We may also use our line of credit as a flexible borrowing source to cover short-term capital needs, for new property acquisitions and for working capital. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage loans on that property, then the amount of cash available for distributions to stockholders may be reduced.
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
If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur mortgage debt on properties, we run the risk of being unable to refinance such debt upon maturity, or of being unable to refinance on favorable terms. As of December 31, 2024, we had $1,126,986 in aggregate outstanding mortgage notes payable, which had maturity dates through June 1, 2055.
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
In addition, if we do not qualify as a REIT, we would not be required to pay distributions to stockholders. As a result of all these factors, our failure to qualify as a REIT also could hinder our ability to raise capital and grow our business.
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

Additionally, we will be subject to a 4% non-deductible excise tax on any amount by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan generally will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to pay distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.
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
Final Treasury regulations effective April 25, 2024 (the “Final Regulations”) modify prior tax guidance relating to the manner in which we determine whether we are a domestically controlled REIT. These regulations provide a look-through rule for our stockholders that are nonpublicly traded partnerships, non-public REITs, nonpublic regulated investment companies, or non-public domestic C corporations owned more than 50% directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and treat “qualified foreign pension funds” as foreign persons. The look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a REIT for a period of up to ten years if the REIT is able to satisfy certain requirements during that time, including not undergoing a significant change in its ownership and not acquiring a significant amount of new U.S. real property interests, in each case since April 24, 2024, the date the Final Regulations were issued. If a REIT fails to satisfy such requirements during the ten-year period, the look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date of such failure. While we cannot predict when we will commence being subject to such look-through rule in the Final Regulations, we may not be able to satisfy the applicable requirements for the duration of the ten-year period. Prospective investors are urged to consult with their tax advisors regarding the application and impact of these rules.
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
Like other companies with a large technology footprint and high-profile client base, our Sponsor and Advisor are regularly subject to cyberattacks. While certain attacks have been successful, thus far none have had a material impact to our operations. In the future, it is possible such attacks could be successful and have a material impact on our operations. Our Sponsor’s and Advisor’s cybersecurity program strategy is to implement layered controls to reduce their and our cybersecurity risk by minimizing both the likelihood and potential impact of cybersecurity events. These controls are aligned with the National Institute of Standards and Technology cybersecurity framework.
Our Sponsor’s CISO leads our cybersecurity program. Their CISO holds advanced qualifications and has extensive experience in cybersecurity. Their CISO leads a global team of cybersecurity professionals with relevant prior employment experience at global financial services firms, leading technology companies, cybersecurity providers, the government and the military, some of whom are dedicated to our Advisor.
Their CISO reports to their CIO who is responsible for their and our technology, data and information management strategy, and brings over two decades of relevant experience to the role.
Our Sponsor engages third-party consultants for assessing, identifying and managing material cybersecurity risks, including those associated with certain third-party providers. We and our Sponsor maintain a cyber incident response plan and regularly conduct simulations and tabletop exercises.

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
Our Sponsor maintains a cyber risk insurance policy, but costs related to cybersecurity threats or disruptions may not be fully insured. We acknowledge that successful cyberattacks could result in substantial costs, liability, reputational harm, and significant remediation expenses.

Item 2.	Properties.
For an overview of our real estate investments, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio."
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
Our common stock is not currently traded on any exchange, and there is no established public trading market for our common stock. As of March 14, 2025, there were 21,759 stockholders of record of our common stock, including 10,632 holders of Class A, 3,565 holders of Class M, 36 holders of Class A-I, 7,524 holders of Class M-I and 2 holders of Class D shares.
NAV per Share
At the end of each day the New York Stock Exchange is open for unrestricted trading, before taking into consideration additional issuances of shares of common stock, repurchases or class-specific expense accruals for that day, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class's relative percentage of the previous aggregate NAV. Changes in our daily NAV reflect factors including, but not limited to, our portfolio income, interest expense and unrealized/realized gains (losses) on assets, and accruals for the advisory fees. The portfolio income is calculated and accrued on the basis of data extracted from (i) the annual budget for each property, real estate loan investment and the company level, including organization and offering expenses incurred after commencement of a public offering and certain operating expenses, (ii) material, unbudgeted non-recurring income and expense events such as capital expenditures, prepayment penalties, assumption fees, tenant buyouts, lease termination fees and tenant turnover with respect to our properties when our Advisor becomes aware of such events and the relevant information is available and (iii) material property acquisitions and dispositions and real estate loans made and repaid occurring during the month. For the first month following a property acquisition, we calculate and accrue portfolio income with respect to such property based on the performance of the property before the acquisition and the contractual arrangements in place at the time of the acquisition, as identified and reviewed through our due diligence and underwriting process in connection with the acquisition. On an ongoing basis, our Advisor adjusts the accruals to reflect actual operating results and to appropriately reflect the outstanding receivable, payable and other account balances resulting from the accumulation of daily accruals for which financial information is available. The daily accrual of portfolio income also includes reimbursements to our Advisor and dealer manager for organization and offering expenses incurred prior to the date the offering commences and paid on our behalf, which we are reimbursing over the 36 months following the date the offering commences. For the purpose of calculating our NAV, all organization and offering costs incurred after the date the offering commences are recognized as expenses when incurred, and acquisition expenses with respect to each acquired property will be amortized on a daily basis over a five year period following the acquisition date.

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
The fair value of our wholly owned properties is determined using the fair value methodologies detailed within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures. Our valuation procedures and our NAV are not subject to GAAP or independent audit. Real estate appraisals are reported on a free and clear basis, excluding any property-level indebtedness that may be in place. We expect the primary methodology used to value properties will be the income approach, whereby value is derived by determining the present value of an asset's stream of future cash flows (for example, discounted cash flow analysis). Consistent with industry practices, the income approach incorporates subjective judgments regarding comparable rental and operating expense data, the capitalization or discount rate and projections of future rent and expenses based on appropriate evidence. Other methodologies that may also be used to value properties include sales comparisons and replacement cost approaches.
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

The DST Properties included in a DST offering will be valued at cost until the quarterly appraisal cycle during the quarter following the first full calendar quarter in which the DST Property is owned, and thereafter will be valued before the commencement of the DST offering for purposes of determining the price for beneficial interests in the DST Properties in such DST offering regardless of the valuation schedule otherwise applicable pursuant to the valuation guidelines, and no subsequent valuation of such DST Properties will be performed until the earlier of (i) ninety days from the date of the last closing on the DST offering and (ii) one year from the commencement of the DST offering. Such values will be included in our operating partnership’s NAV calculation only to the extent of our operating partnership’s interest in such DST Properties. In addition, the cash received or a loan made in exchange for the sale of interests in a DST Property will be valued as our assets. The Advisor may modify the timing of the valuation of a DST Property to accommodate the timing of our purchase option under the DST Program, regardless of the valuation schedule otherwise applicable pursuant to our valuation guidelines. A DST Property acquired by us pursuant to our purchase option will continue being valued on the same cycle following our exercise of the purchase option.
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
Investments in first mortgages and other debt interests are initially valued by our Advisor at our acquisition cost and will remain at that value until a review by our advisor or a monthly collateral operations report indicates that a loan may become real estate owned or the value of the collateral may be less than the debt, indicating impairment, at which time a third party appraisal will be performed and any adjustments to the value of the investment will be made. Our board of directors may retain additional independent valuation firms to assist with the valuation of our private mortgage loans. Notwithstanding the foregoing, this policy only applies to investments in private debt interests and does not apply to any debt facilities placed on direct property investments or company-level credit or debt facilities, which will be carried at cost.
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

NAV as of December 31, 2024
The following table presents our historical NAV per share as of each date indicated below:

	NAV per Share
Quarter Ended	Class A	Class M	Class A-I	Class M-I	Class D
December 31, 2024	$11.46	$11.48	$11.49	$11.47	$11.45
September 30, 2024	11.57	11.58	11.60	11.58	11.56
June 30, 2024	11.71	11.72	11.74	11.72	11.70
March 31, 2024	12.01	12.03	12.04	12.02	12.00
December 31, 2023	12.48	12.50	12.51	12.49	12.47
September 30, 2023	13.09	13.10	13.12	13.10	13.08
June 30, 2023	13.32	13.34	13.35	13.33	13.31
March 31, 2023	13.76	13.78	13.79	13.77	13.75
The decrease in NAV from December 31, 2023 to December 31, 2024 is primarily related to an overall 3.9% decrease in the values of our properties during 2024.
The following table provides a breakdown of the major components of our NAV per share as of December 31, 2024:

	December 31, 2024
Component of NAV	Class A	Class M	Class A-I	Class M-I	Class D	Total
Real estate investments(1)	$1,662,246	$382,103	$55,768	$1,941,124	$44,864	$4,086,105
Debt	(674,430)	(155,032)	(22,627)	(787,580)	(18,203)	(1,657,872)
Other assets and liabilities, net	33,765	7,762	1,133	39,429	911	83,000
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,021,581	$234,833	$34,274	$1,192,973	$27,572	$2,511,233
Number of outstanding shares	89,137,711	20,462,037	2,982,425	103,999,019	2,407,370
NAV per share	$11.46	$11.48	$11.49	$11.47	$11.45
________
(1)The value of our real estate investments was greater than the historical cost by approximately 1.0% as of December 31, 2024.
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

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2024:

	Healthcare	Industrial	Office	Residential	Retail	Other (1)	Total Company
Exit capitalization rate	5.7%	5.6%	6.8%	5.3%	5.9%	6.5%	5.6%
Discount rate/internal rate of return (IRR)	7.4	7.3	8.6	7.0	7.5	8.1	7.2
Annual market rent growth rate	3.0	3.1	2.6	3.1	2.9	3.0	3.0
Holding period (years)	10.0	10.1	10.0	10.0	10.0	18.4	10.1
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
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		December 31, 2024	December 31, 2023
Discount Rate - weighted average	0.25% increase	(1.9)%	(2.0)%
Exit Capitalization Rate - weighted average	0.25% increase	(2.8)	(2.9)
Annual market rent growth rate - weighted average	0.25% decrease	(1.8)	(1.5)
The following table reconciles stockholders' equity per our Consolidated Balance Sheet to our NAV:

December 31, 2024
Stockholders' equity under GAAP	$1,603,830
Adjustments:
Accrued dealer manager fees (1)	177,129
Organization and offering costs (2)	286
Unrealized real estate appreciation (3)	55,963
Accumulated depreciation, amortization and other (4)	674,025
NAV	$2,511,233
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
(2)    The Advisor agreed to advance organization and offering costs on our behalf through December 21, 2021 and all such costs have been reimbursed to the Advisor ratably over 36 months through December 20, 2024. Additionally, the Advisor agreed to advance organization and offering costs related to the Follow-On Public Offering, which will be reimbursed over 36 months upon being declared effective. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs will be recognized as a reduction to NAV ratably over 36 months.
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
UNREGISTERED SALES OF EQUITY SECURITIES
On March 3, 2015, we commenced the Private Offering of up to $350,000 in shares of our Class D common stock with indefinite duration. No Class D shares were issued during the three months ended December 31, 2024.
ISSUER PURCHASES OF EQUITY SECURITIES
Share Repurchase Plan
We adopted a share repurchase plan whereby on a daily basis stockholders may request we repurchase all or a portion of their shares of common stock at that day's NAV per share. The share repurchase plan is subject to a one-year holding period, with certain exceptions, and limited to 5% of NAV per quarter. As of December 31, 2024, we have neither deferred nor rejected any request for repurchase under our share repurchase plan. All repurchases were paid out through a combination of cash flows from our operations, investing activities such as sales of real estate investments, borrowings, and offering proceeds. During the quarter ended December 31, 2024, we fulfilled 100% of repurchase requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV(1)	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Plan (2)
October 1-October 31, 2024	3,040,019	$11.58	3,040,019	1.4%	—
November 1-November 30, 2024	3,044,267	11.60	3,044,267	1.4	—
December 1-December 31, 2024	2,433,612	11.60	2,433,612	1.1	—
Total	8,517,898	$11.60	8,517,898	3.9%	—
________
(1)    Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior quarter end.
(2)    Repurchases are limited under the share repurchase plan as described above, which was first announced in 2011.

SOURCES OF DISTRIBUTIONS
The following table summarizes our distributions paid over the last three fiscal years:

	For the Year Ended December 31,
	2024	2023	2022
Distributions:
Paid in cash	$46,214	$45,705	$41,553
Reinvested in shares	80,600	80,644	75,574
Total distributions	126,814	126,349	117,127
Source of distributions:
Cash flow from operating activities	111,083	99,871	60,503
Cash flow from investing activities	15,731	26,478	56,624
Total sources of distributions	$126,814	$126,349	$117,127

Performance Graph (Dollars in whole dollars)
The following graph is a comparison of the cumulative return of our shares of Class M-I common stock (post leverage and fees), the Standard and Poor’s 500 Index (“S&P 500”) and the National Counsil of Real Estate Investment Fiduciaries Fund Index-Open-End Diversified Core Equity (“ODCE”). The graph assumes that $100 was invested on January 1, 2020 in each of our shares of Class M-I common stock, the S&P 500 Index and the ODCE, assuming that all dividends were reinvested without the payment of any commissions. We currently have Class A, Class M, Class A-I, Class M-I and Class D shares of common stock outstanding. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.
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

PORTFOLIO
Our investments in real estate assets as of December 31, 2024 consisted of interests in wholly owned properties and eight joint ventures. The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties (recent acquisitions refer to properties acquired in 2022-2024 based on the date acquired below). Discussions surrounding our Unconsolidated Properties refer to properties owned through joint venture arrangements or condominium interests. The following table sets forth information with respect to our real estate assets by segment as of December 31, 2024. We own a fee simple interest in all properties unless otherwise noted.

Property Name	Location	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Consolidated Properties:
Healthcare Segment:
Monument IV at Worldgate	Herndon, VA	100%	2001	August 27, 2004	228,000	100%
140 Park Avenue(1)	Florham Park, NJ	100	2015	December 21, 2015	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	100	2015	April 1, 2016	40,000	93
Genesee Plaza
9333 Genesee Ave	San Diego, CA	100	1983	July 2, 2019	80,000	88
9339 Genesee Ave	San Diego, CA	100	1983	July 2, 2019	81,000	88
Fountainhead Corporate Park	Tempe, AZ	100	1985	February 6, 2020	295,000	87
170 Park Avenue	Florham Park, NJ	100	1998	February 2, 2021	147,000	100
9101 Stony Point Drive	Richmond, VA	100	2018	September 15, 2021	87,000	100
North Tampa Surgery Center	Odessa, FL	100	2021	October 8, 2021	13,000	100
Duke Medical Center(1)	Durham, NC	100	2010	December 23, 2021	60,000	98
KC Medical Office Portfolio
8600 NE 82nd Street	Kansas City, MO	100	2021	December 23, 2021	11,000	100
1203 SW 7 Highway	Blue Springs, MO	100	2000	December 23, 2021	10,000	100
Roeland Park Medical Office	Roeland Park, KS	100	2021	December 28, 2021	30,000	100
South Reno Medical Center(1)	Reno, NV	100	2004	December 28, 2021	32,000	100
Sugar Land Medical Office(1)	Sugar Land, TX	100	2020	December 30, 2021	37,000	100
Cedar Medical Center	Flagstaff, AZ	100	2022	April 29, 2022	26,000	100
North Boston Medical Center	Haverhill, MA	100	2017	June 28, 2022	30,000	100
North Charlotte Medical Center	Stanley, NC	100	2017	June 28, 2022	25,000	100
Grand Rapids Medical Center	Wyoming, MI	100	2018	July 21, 2022	25,000	100
Glendale Medical Center	Los Angeles, CA	100	2018	July 29, 2022	20,000	100
6300 Dumbarton Circle(1)	Fremont, CA	100	1990	September 15, 2022	44,000	100
6500 Kaiser Drive(1)	Fremont, CA	100	1990	September 15, 2022	88,000	100
Greater Sacramento Medical Center	Rancho Cordova, CA	100	2012	September 16, 2022	18,000	100
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	100%	2002	June 30, 2005	409,000	100%
Suwanee Distribution Center(1)	Suwanee, GA	100	2013	June 28, 2013	559,000	100
Grand Prairie Distribution Center(1)
3325 West Trinity Boulevard	Grand Prairie, TX	100	2013	January 22, 2014	277,000	100
3324 West Trinity Boulevard	Grand Prairie, TX	100	2015	May 31, 2019	145,000	100
Charlotte Distribution Center	Charlotte, NC	100	1991	June 27, 2014	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	100	1996	April 15, 2015	441,000	100
4055 Corporate Drive	Grapevine, TX	100	1996	April 15, 2015	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	100	1985	September 30, 2015	31,000	100
1225 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	109,000	100
1300 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	71,000	100
1301 Mittel Drive	Wood Dale, IL	100	1985	September 30, 2015	53,000	100
1350 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	56,000	100
2501 Allan Drive	Elk Grove, IL	100	1985	September 30, 2015	198,000	100
2601 Allan Drive	Elk Grove, IL	100	1985	September 30, 2015	124,000	100
Tampa Distribution Center	Tampa, FL	100	2009	April 11, 2016	386,000	100
Aurora Distribution Center	Aurora, IL	100	2016	May 19, 2016	305,000	100
Valencia Industrial Portfolio

Property Name	Location	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
28150 West Harrison Parkway	Valencia, CA	100	1997	June 29, 2016	87,000	100
28145 West Harrison Parkway	Valencia, CA	100	1997	June 29, 2016	114,000	100
28904 Paine Avenue	Valencia, CA	100	1999	June 29, 2016	117,000	82
25045 Tibbitts Avenue	Santa Clarita, CA	100	1988	June 29, 2016	142,000	100
Mason Mill Distribution Center	Buford, GA	100	2016	December 20, 2017	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	100	1991	March 29, 2019	117,000	100
45630 Northport Loop East	Fremont, CA	100	1995	March 29, 2019	120,000	100
Taunton Distribution Center(1)	Taunton, MA	100	2016	August 23, 2019	200,000	100
Chandler Distribution Center(1)
1725 East Germann Road	Chandler, AZ	100	2016	December 5, 2019	122,000	100
1825 East Germann Road	Chandler, AZ	100	2016	December 5, 2019	89,000	100
Fort Worth Distributiom Center	Fort Worth, TX	100	2020	October 23, 2020	351,000	100
Whitestown Distribution Center
4993 Anson Boulevard	Whitestown, IN	100	2020	December 11, 2020	280,000	100
5102 E 500 South	Whitestown, IN	100	2020	December 11, 2020	440,000	100
Louisville Distribution Center	Shepherdsville, KY	100	2020	January 21, 2021	1,040,000	100
Southeast Phoenix Distribution Center
6511 West Frye Road	Chandler, AZ	100	2019	February 23, 2021	102,000	100
6565 West Frye Road	Chandler, AZ	100	2019	February 23, 2021	118,000	100
6615 West Frye Road	Chandler, AZ	100	2019	February 23, 2021	136,000	100
6677 West Frye Road	Chandler, AZ	100	2019	February 23, 2021	118,000	100
6635 West Frye Road	Chandler, AZ	100	2019	June 8, 2022	105,000	100
6575 West Frye Road	Chandler, AZ	100	2019	June 8, 2022	140,000	100
Louisville Airport Distribution Center	Louisville, KY	100	2020	June 24, 2021	284,000	100
13500 Danielson Street(2)	Poway, CA	95	1997	July 2, 2021	73,000	100
237 Via Vera Cruz(2)(3)	San Marcos, CA	95	1987	July 2, 2021	66,000	—
4211 Starboard(2)	Fremont, CA	95	1997	July 9, 2021	130,000	100
5 National Way	Durham, NC	100	2020	September 28, 2021	188,000	100
47 National Way(1)	Durham, NC	100	2020	September 28, 2021	187,000	100
Friendship Distribution Center
4627 Distribution Pkwy	Buford, GA	100	2020	October 20, 2021	126,000	100
4630 Distribution Pkwy	Buford, GA	100	2020	October 20, 2021	149,000	100
4646 Distribution Pkwy	Buford, GA	100	2020	October 20, 2021	102,000	100
4651 Distribution Pkwy	Buford, GA	100	2020	October 20, 2021	272,000	100
South San Diego Distribution Center
2001 Sanyo Avenue	San Diego, CA	100	1987	October 28, 2021	320,000	100
2055 Sanyo Avenue	San Diego, CA	100	1991	October 28, 2021	209,000	90
2065 Sanyo Avenue	San Diego, CA	100	2020	October 28, 2021	136,000	100
1755 Britannia Drive(1)	Elgin, IL	100	2020	November 16, 2021	80,000	100
2451 Bath Road(1)	Elgin, IL	100	2020	November 16, 2021	327,000	100
687 Conestoga Parkway	Shepherdsville, KY	100	2021	November 17, 2021	327,000	100
2840 Loker Avenue(2)	Carlsbad, CA	95	1998	November 30, 2021	104,000	100
15890 Bernardo Center Drive(2)	San Diego, CA	95	1991	November 30, 2021	48,000	100
Northeast Atlanta Distribution Center	Jefferson, GA	100	2016	April 8, 2022	459,000	100
West Phoenix Distribution Center(1)	Glendale, AZ	100	2022	September 30, 2022	1,200,000	100
Puget Sound Distribution Center	Lacey, WA	100	2021	October 6, 2022	142,000	100
Louisville Logistics Center(1)	Shepherdsville, KY	100	2022	April 10, 2023	1,043,000	100
Minneapolis Distribution Center	Maple Grove, MN	100	2022	November 19, 2024	443,000	100
Residential Segment:
Townlake of Coppell(1)	Coppell, TX	100%	1986	May 22, 2015	351,000	92%
AQ Rittenhouse	Philadelphia, PA	100	2015	July 30, 2015	92,000	96
Lane Parke Apartments	Mountain Brook, AL	100	2014	May 26, 2016	263,000	94
Dylan Point Loma	San Diego, CA	100	2016	August 9, 2016	204,000	95
The Penfield	St. Paul, MN	100	2013	September 22, 2016	245,000	95
Jory Trail at the Grove(1)	Wilsonville, OR	100	2012	July 14, 2017	315,000	95
The Reserve at Johns Creek	Johns Creek, GA	100	2007	July 28, 2017	244,000	93

Property Name	Location	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Villas at Legacy	Plano, TX	100	1999	June 6, 2018	340,000	94
Summit at San Marcos	Chandler, AZ	100	2018	July 31, 2019	257,000	92
Haven North Andover(1)	North Andover, MA	100	2019	May 3, 2021	204,000	94
The Preserve at the Meadows	Fort Collins, CO	100	2001	August 23, 2021	208,000	94
The Rockwell	Berlin, MA	100	2020	August 31, 2021	233,000	96
Miramont	Fort Collins, CO	100	1995	September 29, 2021	212,000	95
Pinecone	Fort Collins, CO	100	1993	September 29, 2021	176,000	95
Reserve at Venice	North Venice, FL	100	2021	December 17, 2021	268,000	92
Woodside Trumbull(1)	Trumbull, CT	100	2021	December 21, 2021	207,000	97
Jefferson Lake Howell	Casselberry, FL	100	2021	March 30, 2022	374,000	95
Oak Street Lofts(1)	Tigard, OR	100	2021	July 15, 2022	162,000	94
Molly Brook on Belmont	North Haledon, NJ	100	2019	September 27, 2022	177,000	95
Creekview Crossing	Sherwood, OR	100	2009	February 29, 2024	217,000	93
Single-Family Rental Portfolio II(2)	Various	95	Various	Various	777,000	91
Retail Segment:
The District at Howell Mill(2)	Atlanta, GA	88%	2006	June 15, 2007	306,000	49%
Grand Lakes Marketplace(2)	Katy, TX	90	2012	September 17, 2013	131,000	96
Rancho Temecula Town Center	Temecula, CA	100	2007	June 16, 2014	165,000	89
Skokie Commons	Skokie, IL	100	2015	May 15, 2015	97,000	95
Whitestone Market(1)	Austin, TX	100	2003	September 30, 2015	145,000	97
Maui Mall	Kahului, HI	100	1971	December 22, 2015	235,000	87
Silverstone Marketplace(1)	Scottsdale, AZ	100	2015	July 27, 2016	78,000	92
Kierland Village Center	Scottsdale, AZ	100	2001	September 30, 2016	118,000	100
Timberland Town Center	Beaverton, OR	100	2015	September 30, 2016	92,000	97
Montecito Marketplace	Las Vegas, NV	100	2007	August 8, 2017	190,000	100
Milford Crossing	Milford, MA	100	2018	January 29, 2020	159,000	100
Patterson Place	Durham, NC	100	2010	May 31, 2022	25,000	89
Silverado Square	Las Vegas, NV	100	2018	June 1, 2022	48,000	98
Woodlawn Point(1)	Marietta, GA	100	1993	June 30, 2022	98,000	100
Other Segment(4):
South Beach Parking Garage(5)	Miami Beach, FL	100%	2001	January 28, 2014	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage(6)	Chicago, IL	100%	2003	December 23, 2014	167,000	N/A
NYC Retail Portfolio(7)(8)	NY/NJ	14	1996 - 2004	December 8, 2015	1,790,000	85%
Pioneer Tower(9)	Portland, OR	100	1990	June 28, 2016	308,000	61
The Tremont(2)	Burlington, MA	75	2016	July 19, 2018	175,000	94
The Huntington(2)	Burlington, MA	75	2018	July 19, 2018	115,000	97
Siena Suwanee Town Center(10)	Suwanee, GA	100	2018	December 15, 2020	226,000	95
Single-Family Rental Portfolio I(8)(11)	Various	47	Various	August 5, 2021	6,937,000	90
Kingston at McLean Crossing(2)	McLean, VA	80	2018	December 3, 2021	279,000	95
___________
1.This property is included in our DST Program.
2.We own a majority interest in the joint venture that owns a fee simple interest in this property or portfolio of single-family rental houses.
3.This property was classified as held for sale as of December 31, 2024 and sold on January 15, 2025.
4.Other Segment also includes Mortgage Notes Receivable.
5.The parking garage contains 343 stalls. This property is owned leasehold.
6.We own a condominium interest in the building that contains a 366 stall parking garage.
7.We own an approximate 14% interest in a portfolio of 6 urban infill retail properties located in the greater New York City area
8.We have elected the fair value option to account for this investment.
9.We own a condominium interest in the building that contains a 17 story multi-tenant healthcare property.
10.We own a condominium interest in the project that contains a 240-unit residential property.
11.We own an approximate 47% interest in a portfolio of nearly 4,000 single-family rental homes located in various markets across the United States.

The following charts summarize our portfolio diversification by property sector and geographic region based upon the fair value of our properties. These tables provide examples of how our Advisor evaluates our real estate portfolio when making investment decisions.
Estimated Percent of Fair Value as of December 31, 2024

Property Sector Diversification
Industrial: 33%
Healthcare: 13%
Other: < 1%
Retail: 12%
Residential: 42%

Geographic Region Diversification
Midwest: 9%
West: 35%
East: 26%
South: 30%

OPERATING STATISTICS
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of December 31, 2024:

	Number of Properties/ Portfolios (1)	Total Area (Sq Ft)	% of Total Area	Stabilized Occupancy %	Estimated Percent of Fair Value	Average Minimum Base Rent per Occupied Sq Ft(2)
Healthcare	24	1,527,000	6%	96%	13%	$35.06
Industrial	60	14,406,000	61	99	41	6.98
Residential	21	5,526,000	24	94	33	22.68
Retail	14	1,887,000	8	88	13	23.48
Other	1	130,000	1	N/A	—	N/A
Total	120	23,476,000	100%	97%	100%	$13.78
________
(1)Residential includes over 500 single-family rental homes in the Single-Family Rental Portfolio II.
(2)Amount calculated as in-place minimum base rent for all occupied space at December 31, 2024 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
The following table shows our operating statistics by property type for our unconsolidated properties as of December 31, 2024:

	Number of Properties/ Portfolios (1)	Total Area (Sq Ft)	% of Total Area	Stabilized Occupancy %	Estimated Percent of Fair Value	Average Minimum Base Rent per Occupied Sq Ft(2)
Healthcare	1	308,000	3%	61%	4%	$29.89
Residential	5	7,854,000	78	91	84	15.39
Retail	6	1,787,000	17	85	11	34.83
Other	1	167,000	2	N/A	1	N/A
Total	13	10,116,000	100%	89%	100%	$19.21
________
(1)Residential includes nearly 4,000 single-family rental homes in the Single-Family Rental Portfolio I.
(2)Amount calculated as in-place minimum base rent for all occupied space at December 31, 2024 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of December 31, 2024, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $12.96 for our consolidated properties. As of December 31, 2024, the scheduled lease expirations at our consolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2025 (2)	44	$11,707	885,000	6%
2026	64	17,360	2,246,000	9
2027	77	29,275	1,734,000	15
2028	67	23,259	2,530,000	12
2029	52	14,368	1,345,000	8
2030 and thereafter	167	95,295	8,649,000	50
Total	471	$191,264	17,389,000
________
(1)Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2024 presented in the year of lease expiration.
(2)Does not include 5,105 leases totaling approximately 5,261,000 square feet and approximately $119,327 in annualized minimum base rent associated with the residential properties and single-family rental houses we owned as of December 31, 2024.

As of December 31, 2024, the scheduled lease expirations at our unconsolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2025 (2)	13	$10,318	294,000	18%
2026	19	10,452	270,000	18
2027	11	6,540	221,000	11
2028	5	4,581	76,000	8
2029	5	9,361	187,000	16
2030 and thereafter	28	16,947	507,000	29
Total	81	$58,199	1,555,000
________
(1)Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2024 presented in the year of lease expiration.
(2)Does not include 4,782 leases totaling approximately 7,115,321 square feet and approximately $109,500 in annualized minimum base rent associated with the unconsolidated residential investments and single-family rental houses.
The following table shows the aggregate stabilized portfolio occupancy rates for our consolidated and unconsolidated properties as of December 31, 2024 and each of the previous five years:

As of December 31,	Stabilized Occupancy Rate for Consolidated Properties(1)	Stabilized Occupancy Rate for Unconsolidated Properties(1)
2024	97%	89%
2023	97	91
2022	97	93
2021	98	94
2020	96	87
________
(1)We calculate stabilized portfolio occupancy as the occupancy of all the properties we own, excluding newly constructed properties that have not yet leased up to 90% since our acquisition of the property.

The following tables show the stabilized occupancy rates for our consolidated properties by property type as well as the average minimum base rent per occupied square foot as of December 31, 2024 and 2023:

	Stabilized Occupancy Rate (1)
	December 31, 2024	December 31, 2023	Change
Healthcare	96%	97%	(1)%
Industrial	99	98	1
Residential	94	95	(1)
Retail	88	96	(8)
Total	97%	97%	—%
________
(1)    We calculate stabilized portfolio occupancy as the occupancy of all the properties we own, excluding newly constructed properties that have not yet leased up to 90% since our acquisition of the property.

	Average Minimum Base Rent per Occupied Square Foot (1)
	December 31, 2024	December 31, 2023	Change
Healthcare	$35.06	$33.30	$1.76
Industrial	6.98	6.52	0.46
Residential	22.68	24.89	(2.21)
Retail	23.48	22.06	1.42
Total	$13.78	$13.84	$(0.06)
________
(1)      Amount calculated as in-place minimum base rent for all occupied space and excludes any straight line rents, tenant recoveries and percentage rent revenues.
Our healthcare properties' stabilized occupancy rate remained fairly consistent with strong occupancy from December 31, 2023 to December 31, 2024. Average minimum base rent increased from December 31, 2023 to December 31, 2024 as a result of recent leasing and base rent increases within our healthcare portfolio.
Our industrial properties' stabilized occupancy rate remained nearly fully occupied from December 31, 2023 to December 31, 2024. The average minimum base rent per occupied square foot for our industrial properties at December 31, 2024 increased when compared to December 31, 2023, due to higher in place rents for our recent acquisitions, as well as base rent increases in our existing properties.
Our residential properties' stabilized occupancy rate decreased slightly but remained highly leased from December 31, 2023 to December 31, 2024. The average minimum base rents per occupied square foot for our residential properties at December 31, 2024 decreased when compared to December 31, 2023 due to sales of 180 North Jefferson and Stonemeadow Farms, which were at a higher than average rent per square footage in addition to the acquisition of Creekview Crossing and additional single family houses, which are at lower rental rates per square foot.
Our retail properties' stabilized occupancy rate decreased from December 31, 2023 to December 31, 2024 while the average minimum base rents per occupied square foot at December 31, 2024 increased when compared to December 31, 2023. Both changes were primarily due to Walmart vacating their space at The District at Howell Mill, which was at a significantly lower rental rate per square foot.
The stabilized occupancy rate of our properties remained high at 97% across our overall portfolio as of December 31, 2023 and December 31, 2024. The average minimum base rent per occupied square foot remained fairly flat from December 31, 2023 to December 31, 2024.

PRINCIPAL TENANTS
The following table sets forth the top ten tenants of our consolidated properties based on their percentage of annualized minimum base rent as of December 31, 2024:

Tenants	Property	Line of Business	Date of Lease Expiration	Lease Renewal Options	Annual Minimum Base Rent (1)	% of Total Area	% of Annualized Minimum Base Rent (2)
Amazon	Monument IV at Worldgate, Maui Mall and Grand Lakes Marketplace	Internet Web Services / Online Retailer / Grocery Store	Various	Various	$11,384	1%	3%
Williams-Sonoma	Taunton Distribution Center and West Phoenix Distribution Center	Home Products Retailer	Various	Various	7,797	5	2
McKesson Corporation	Louisville Distribution Center	Pharmaceutical Distributor	December 31, 2030	Two 5-year options	4,593	4	1
United Parcel Service	Louisville Logistics Center and Kierland Village Center	Supply Chain Management	Various	Various	4,471	4	1
SMS Infocomm Corporation	4055 Corporate Dr and 4211 Starboard	Manufacturing	Various	Various	3,938	1	1
Celularity Inc.	170 Park Ave	Biotechnology Company	January 31, 2026	None	3,378	1	1
The TJX Companies Inc	Grand Lakes Marketplace, Maui Mall, Milford Crossing, Montecito Marketplace, and The District at Howell Mill	Home Products Retailer	Various	Various	3,356	1	1
Mitsubishi Electric	Suwanee Distribution Center	HVAC Manufacturer	July 31, 2028	Two 5-year options	3,054	2	1
General Service Administration	South San Diego Distribution Center	Government Agency	Various	None	2,960	<1	1
Quanta Computer	Fremont Distribution Center	Computer Manufacturer	August 31, 2025	Two 5-year options	2,885	1	1
Total					$47,816	20%	13%
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

PRINCIPAL PROPERTIES
The following table sets forth our top ten consolidated properties based on percentage of annualized minimum base rent as of December 31, 2024:

Properties	Property Segment	% of Total Area	% of Annualized Minimum Base Rent (1)
Single-Family Rental Portfolio II	Residential	4%	3%
Monument IV at Worldgate	Healthcare	1	3
South San Diego Distribution Center	Industrial	3	3
Jefferson Lake Howell	Residential	2	3
Genesee Plaza	Healthcare	1	3
Fountainhead Corporate Park	Healthcare	1	3
Townlake of Coppell	Residential	1	2
Lane Parke Apartments	Residential	1	2
Dylan at Point Loma	Residential	1	2
Southeast Phoenix Distribution Center	Industrial	3	2
Total		18%	26%
________
(1)Minimum base rent is calculated as in-place minimum base rent excluding any above- and below-market lease amortization, straight-line rents, tenant recoveries and percentage rent revenues.
Recent Events and Outlook
Property Valuations
Property valuations decreased by approximately 3.9% across our portfolio driven by capital market assumptions related to increasing interest rates causing increasing capitalization and discount rates during the year ended December 31, 2024.
Credit Facility
On April 28, 2022, we entered into our $1,000,000 Credit Facility, which consists of a $600,000 Revolving Credit Facility and a $400,000 Term Loan. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. We are in compliance with our debt covenants as of December 31, 2024. We expect to maintain compliance with our debt covenants. On March 4, 2025, we exercised our first twelve month extension option on our Credit Facility.
Liquidity
At December 31, 2024, we had in excess of $85,000 in total cash on hand and $517,000 of capacity under our Credit Facility. Looking into 2025, we expect to utilize our cash on hand and Credit Facility capacity to acquire new properties, fund repurchases of our shares, extinguish mortgage notes maturing and fund quarterly distributions.
Share Repurchase Plan
During the fourth quarter of 2024, we repurchased 100% of requests totaling $98,750 of our common stock pursuant to our share repurchase plan, which had a quarterly limit of $127,659. The quarterly limit on repurchases is calculated as 5% of our NAV as of the last day of the previous quarter. The limit for the first quarter of 2025 is $125,562.
Impairments
During the year ended December 31, 2024, we recorded impairment charges at 180 North Jefferson and AQ Rittenhouse totaling $21,135 as a result of the properties no longer fitting our current investment objectives and strategy; therefore, we reduced our expected hold period. 180 North Jefferson was sold in September 2024.

Fair Value of Assets and Liabilities
We account for our approximate 14% investment in the NYC Retail Portfolio and our approximate 47% investment in the Single-Family Rental Portfolio I using the fair value option. During the year ended December 31, 2024, we recorded an unrealized fair value loss of $11,463 and an unrealized fair value gain of $10,586 related to our investments in NYC Retail Portfolio and Single-Family Rental Portfolio I, respectively. Our interest rate swaps and collars resulted in an unrealized fair value gain of $3,849 during the year. We utilize our interest rate swaps and collars to fix interest rates on variable rate debt we plan to hold to maturity. On October 1, 2023, we elected the fair value option for DST Programs launching after that date and as such the financial obligation will be remeasured on a recurring basis. During the year ended December 31, 2024, we recorded $5,758 of unrealized loss on financing obligations related to DST Programs for which we elected the fair value option.
Capital Raised and Use of Proceeds
As of December 31, 2024, we have raised gross proceeds of approximately $6,621,000 from our public and private offerings since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $5,722,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $867,000 and repurchase shares of our common stock for approximately $1,964,000.
2024 Property Acquisitions
•Creekview Crossing totaling 183 units for approximately $61,250;
•91 single-family rental houses for approximately $26,000;
•Minneapolis Distribution Center totaling 443,000 square feet for approximately $66,500.
2024 Mortgage Originations
•originated one new mortgage loan in the amount of $32,000.
2024 Property Dispositions
•180 North Jefferson for approximately $76,300 less closing costs and recorded a loss on the sale of $37.
•Stonemeadow Farms for approximately $93,100 less closing costs and recorded a gain on the sale of $15,524.
•Pinole Point Distribution Center for approximately $132,500 less closing costs and recorded a gain on the sale of $58,669.
2024 Financing
•entered into five new mortgage notes payable on various properties totaling approximately $160,000, and
•retired five mortgage notes payable for a total of approximately $153,000.
Leasing and Occupancy
We ended 2024 with our stabilized portfolio occupancy at 97%. We calculate stabilized portfolio occupancy as the occupancy of all the properties we own, excluding newly constructed properties that have not yet leased up to 90% since our acquisition of the property. During the year we signed new or renewal leases encompassing approximately 1,350,000 square feet of healthcare, industrial, and retail property space at an approximate 14% increase in rental rates over expiring rental rates. Additionally, for consolidated properties owned all 12 months of 2023 and 2024 we experienced a 2.4% increase in rental revenue and a 2.2% increase in net operating income in 2024 as compared to 2023.
During 2024, we raised approximately $730,000 of new capital, acquired approximately $111,000 of real estate investments and originated approximately $32,000 of new mortgage note receivables. These properties and mortgage note receivables are in keeping with the investment strategy we began in 2012 and provide solid cash flow and good dividend coverage. We will continue to make these types of investments in 2025 and beyond.
The 2024 property acquisitions and leasing activity were in line with our long-term strategic objectives of generating attractive income, preserving stockholder capital and realizing moderate appreciation of our NAV over time. Our gross dividends declared and paid in 2024 was $0.6175 per share.

We expect to maintain a targeted company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted company leverage ratio. Our company leverage ratio was 34% as of December 31, 2024.
Net Asset Value
The NAV per share for our five classes of common stock was between $11.45 and $11.49 as of December 31, 2024. The decrease of approximately $0.10 per share in NAV from September 30, 2024 is primarily related to slight decrease in the values of our properties as a result of increasing capital market assumptions. Additionally, we paid a distribution of $0.1575 per share during the quarter ended December 31, 2024, less share class specific fees. For the year ended December 31, 2024, our Class A, Class M, Class A-I, and Class M-I common stock had total net returns of (3.94)%, (3.48)%, (3.45)% and (3.22)%, respectively, including cash distributions of $0.6175 per share, less share class specific fees.
2025 Key Initiatives
Our initiatives for 2025 are to use capital raised from our public and private offerings and the DST Program to acquire new investment opportunities, repurchase stock under our share repurchase plan, and fund quarterly distributions. Likely acquisition candidates may include well-located, residential properties, industrial, healthcare, grocery-anchored retail properties and originating mortgage loan investments that align with our property investment strategy. We will also attempt to further our geographic diversification. We will use debt financing when attractive interest rates are available, while looking to keep the company leverage ratio in the 30% to 50% range in the near term. We also intend to use our Revolving Credit Facility to allow us to efficiently manage our cash flows.
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

Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are those applicable to the following which can be found in greater detail within Note 2 Summary of Significant Accounting Policies.
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
The purchase price of real estate assets is also allocated to intangible assets consisting of the above or below-market component of in-place leases and the value of in-place leases. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value of the difference between (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) management's estimate of the amounts that would be received using market rates over the remaining term of the lease. Factors considered in determining the value allocable to in-place leases include estimates, during estimated lease up periods, related to space that is actually leased at the time of acquisition. These estimates include (i) lost rent at market rates, (ii) fixed operating costs that will be recovered from tenants and (iii) theoretical leasing commissions and tenant improvements required to execute similar leases.
Impairment of Long-Lived Assets
Our estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates and the length of our anticipated holding period. These assumptions could differ materially from actual results. If our strategy changes or if market conditions otherwise dictate a change in the holding period and an exit date, an impairment loss could be recognized and such loss could be material. During the year ended December 31, 2024, we determined that 180 North Jefferson and AQ Rittenhouse no longer fit our current investment objectives and strategy; therefore, we reduced our expected hold periods. We further determined that these assets were impaired as the carrying value of the investments were not deemed recoverable. Therefore, we recognized impairment charges totaling $21,135, which represents the difference between the fair value and the carrying value of the property. We recorded no impairment related to consolidated properties during the years ended December 31, 2023 and 2022.

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
Results of Operations for the Years ended December 31, 2024 and 2023:
Properties acquired or sold during any of the periods are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. 114 of our consolidated properties have been owned for the entire years ended December 31, 2024 and 2023 and are referred to as our comparable properties.
Revenues
The following chart sets forth revenues, by reportable segment, for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
Revenues:
Rental revenue
Healthcare	$63,876	$62,737	$1,139	1.8%
Industrial	119,076	114,141	4,935	4.3
Residential	119,127	116,955	2,172	1.9
Retail	54,078	53,565	513	1.0
Other	(44)	385	(429)	(111.4)
Comparable properties total	$356,113	$347,783	$8,330	2.4%
Recent acquisitions and sold properties	29,256	30,458	(1,202)	(3.9)
Total rental revenue	$385,369	$378,241	$7,128	1.9%

Other revenue
Healthcare	$1,864	$1,493	$371	24.8%
Industrial	501	95	406	427.4
Residential	4,886	5,085	(199)	(3.9)
Retail	3,108	1,092	2,016	184.6
Other	1,925	2,021	(96)	(4.8)
Comparable properties total	$12,284	$9,786	$2,498	25.5%
Recent acquisitions and sold properties	1,107	3,877	(2,770)	(71.4)
Total other revenue	$13,391	$13,663	$(272)	(2.0)%
Interest on mortgage notes receivable	8,873	2,015	6,858	340.3
Total revenues	$407,633	$393,919	$13,714	3.5%
Rental revenue at comparable properties increased by $8,330 for the year ended December 31, 2024 as compared to the same period in 2023. The increases within our industrial, residential and healthcare segments was primarily related to an increase in rental rates and occupancy at various properties during the year ended December 31, 2024 as compared to the same period of 2023. Recovery revenue within our industrial segment also increased as a result of increased real estate taxes and operating expenses. The decrease in rental revenue within our other segment relates to a one time write off of uncollected rental charges from a retail tenant within our South Beach Parking Garage property during the year ended December 31, 2024 as compared to 2023.
Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties increased by $2,498 for the year ended December 31, 2024 as compared to the same period in 2023. The increase within our retail and industrial segments related to approximately $2,000 increase in lease termination payments collected during the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Interest on mortgage note receivable relates to interest income earned on mortgage notes originated by us. During the year ended December 31, 2023, we entered into three mortgage notes payable totaling $94,000 and originated another loan in the amount of $32,000 in December 2024. We had no mortgage note receivables outstanding prior to 2023.
Operating Expenses
The following chart sets forth real estate taxes and property operating expenses, by reportable segment, for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
Operating expenses:
Real estate taxes
Healthcare	$5,942	$5,659	$283	5.0%
Industrial	20,027	19,045	982	5.2
Residential	17,546	16,599	947	5.7
Retail	6,558	6,428	130	2.0
Other	403	375	28	7.5
Comparable properties total	$50,476	$48,106	$2,370	4.9%
Recent acquisitions and sold properties	4,286	4,280	6	0.1
Total real estate taxes	$54,762	$52,386	$2,376	4.5%

Property operating expenses:
Healthcare	$14,504	$13,854	$650	4.7%
Industrial	9,836	8,667	1,169	13.5
Residential	32,702	31,545	1,157	3.7
Retail	9,480	9,422	58	0.6
Other	762	843	(81)	(9.6)
Comparable properties total	$67,284	$64,331	$2,953	4.6%
Recent acquisitions and sold properties	7,646	8,708	(1,062)	(12.2)
Total property operating expenses	$74,930	$73,039	$1,891	2.6%
Total operating expenses	$129,692	$125,425	$4,267	3.4%
Real estate taxes at comparable properties increased by $2,370 for the year ended December 31, 2024 as compared to the same period in 2023. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estate taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased by $2,953 during the year ended December 31, 2024 as compared to the same period in 2023. The increases generally relate to higher repairs and maintenance projects, increased property management fees due to higher revenues, higher salary costs and higher utility costs in some markets.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
Property general and administrative	$(3,980)	$(2,765)	$(1,215)	43.9%
Advisor fees	(40,392)	(44,400)	4,008	(9.0)
Company level expenses	(7,686)	(6,268)	(1,418)	22.6
Provision for impairment of real estate	(21,135)	—	(21,135)	100.0
Depreciation and amortization	(144,622)	(147,470)	2,848	(1.9)
Interest expense	(82,530)	(195,483)	112,953	(57.8)
Unrealized loss on financing obligation	(5,758)	—	(5,758)	100.0
Loss from unconsolidated affiliates and fund investments	(13,713)	(10,815)	(2,898)	26.8
Investment income on marketable securities	989	2,170	(1,181)	(54.4)
Net realized loss upon sale of marketable securities	(5,015)	(1,675)	(3,340)	199.4
Net unrealized change in fair value of investment in marketable securities	—	5,703	(5,703)	(100.0)
Gain on disposition of property and extinguishment of debt, net	73,510	14,056	59,454	423.0
Total expenses	$(250,332)	$(386,947)	$136,615	(35.3)%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses increased during the year ending December 31, 2024 as compared to the same period in 2023 by $1,215 primarily due to an increase in state level taxes.
Advisor fees relate to the fixed advisory and performance fees earned by our Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The decrease in advisor fees of $4,008 for the year ended December 31, 2024 is related to lower fixed fees as a result of a lower average net asset value.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased for the year ended December 31, 2024 as compared to the same period in 2023 primarily due to general increases across all categories.
Provision for impairment of real estate relates to real estate investments where the estimated future undiscounted cash flows during our hold period have decreased below the carrying value of the consolidated property. A provision for impairment of real estate is recorded to write the property down from its carrying value to its fair value. We recorded a provision for impairment of $21,135 related to 180 North Jefferson and AQ Rittenhouse during the year ended December 31, 2024.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The decrease of $2,848 in depreciation and amortization expense for the year ended December 31, 2024 as compared to the same period in 2023 is primarily related to reduced expense from our 2024 and 2023 dispositions.
Interest expense decreased by $112,953 for the year ended December 31, 2024 as compared to the same period in 2023 primarily as a result of approximately $108,000 decreased interest expense related to the DST Program which includes a decrease in non-cash net interest expense related to the properties that were repurchased of approximately $100,000. Unrealized gains on our interest rate swaps and collars in the amount of $3,849 contributed to an decrease in interest expense during the year ended December 31, 2024 as compared to unrealized losses of $3,381 during the year ended December 31, 2023.
Unrealized loss on financial obligation relates to changes in the fair value of our financial obligations for the various DST Programs that we have elect the fair value option for. We recorded unrealized losses of $5,758 and $0 during the years ended December 31, 2024 and 2023, respectively.

Loss from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont, The Huntington, Siena Suwanee Town Center and Kingston at McLean Crossing as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio and the Single-Family Rental Portfolio I. During the year ended December 31, 2024, we recorded a $11,463 decrease in the fair value of our investment in NYC Retail Portfolio and a $10,586 increase in fair value in Single-Family Rental Portfolio I as well as $4,761 in distributions of income. During the year end ended December 31, 2023, we recorded a $400 increase in the fair value in the Single-Family Rental Portfolio I in addition to $7,312 of distributions of income and a $3,551 decrease in the fair value of NYC Retail Portfolio. Additionally, during the years ended December 31, 2024 and 2023, we recorded impairment charges totaling $21,100 and $18,904 respectively related to our investment in Pioneer Tower as the carrying value of the investment exceeded its estimated fair value.
Investment income on marketable securities relates to dividends earned on our portfolio of publicly traded REIT securities. We recorded dividend income of $989 and $2,170 during the years ended December 31, 2024 and 2023, respectively. We liquidated our investments in marketable securities during the three months ended June 30, 2024.
Net realized loss upon the sale of marketable securities relates to sales of individual stocks within our portfolio of publicly traded REIT stocks. We recorded a realized loss of $5,015 during the year ended December 31, 2024 as compared to a realized loss of $1,675 during the year end December 31, 2023.
Net unrealized change in fair value of investment in marketable securities relates to changes in fair value of our portfolio of publicly traded REIT securities. We liquidated our investments in marketable securities during the three months ended June 30, 2024. We recorded an unrealized gain of $5,703 during the year ended December 31, 2023.
Gain on disposition of property and extinguishment of debt, net of $73,510 in the year ended December 31, 2024 relates to the sales of 180 North Jefferson, Stonemeadow Farms and Pinole Point Distribution Center. Gain on disposal of property and relinquishment of debt, net of $14,056 recorded in the year ended December 31, 2023 relates to the gain on sale of Presley Uptown.
Results of Operations for the Years ended December 31, 2023 and 2022:
For discussion on our results of operations for the years ended December 31, 2023 and 2022 please see our Annual Report on Form 10-K filed with the SEC on March 14, 2024.
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
The following table presents a reconciliation of net income to NAREIT FFO for the periods presented:

Reconciliation of net income to NAREIT FFO	Year ended December 31,
	2024	2023	2022
Net income (loss) attributable to JLL Income Property Trust, Inc.	$19,839	$(111,739)	$(42,551)
Real estate depreciation and amortization(1)	127,431	144,012	144,239
(Gain) loss on disposition of property and unrealized loss (gain) on investment in unconsolidated real estate affiliate(1)	(59,387)	(9,242)	(29,846)
Impairment of depreciable real estate(1)	36,606	17,515	12,341
NAREIT FFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$124,489	$40,546	$84,183
Weighted average shares outstanding, basic and diluted	223,648,138	240,639,048	229,552,710
NAREIT FFO per share, basic and diluted	$0.56	$0.17	$0.37
________
(1)    Includes amounts attributable to our ownership share of both consolidated properties and unconsolidated real estate affiliates for all periods.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Year ended December 31,
	2024	2023	2022
NAREIT FFO attributable to JLL Income Property Trust, Inc.	$124,489	$40,546	$84,183
Straight-line rental income(1)	(3,579)	(4,379)	(7,815)
Amortization of above- and below-market leases(1)	(4,126)	(4,256)	(3,845)
Amortization of net premium/(discount) on assumed debt(1)	93	(655)	(1,208)
(Gain) loss on derivative instruments and extinguishment or modification of debt(1)	(1,084)	4,013	(12,396)
Adjustment for investments accounted for under the fair value option(2)	7,986	9,638	7,097
Net unrealized change in fair value of investment in marketable securities (1)	4,260	(4,986)	9,244
Acquisition expenses(1)	—	—	377
Adjustment for DST Properties(3)	(33,123)	70,001	17,512
AFFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$94,916	$109,922	$93,149
Weighted average shares outstanding, basic and diluted	223,648,138	240,639,048	229,552,710
AFFO per share, basic and diluted	$0.42	$0.46	$0.41
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

Review of our Policies
Our board of directors, including our independent directors, has reviewed our policies described in this Form 10-K and our registration statement related to our Current Public Offering, as well as other policies previously reviewed and approved by our board of directors, and determined that they are in the best interests of our stockholders because: (i) they increase the likelihood that we will be able to acquire a diversified portfolio of income-producing properties, thereby reducing risk in our portfolio; (ii) there are sufficient property acquisition opportunities with the attributes that we seek; (iii) our executive officers, directors and affiliates of our Advisor have expertise with the type of real estate investments we seek; (iv) borrowings should enable us to purchase assets and earn rental income more quickly; and (v) best practices corporate governance and high ethical standards help promote long-term performance, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.
Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Credit Facility
		•	Sales of our shares in our public and private offerings
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our continuous public offering, private offering and DST Program	•	Draws from lender escrow accounts
•	Other company level expenses	•	Sales of beneficial interests in the DST Program
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Issuance of mortgage notes receivable
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Advisor
•	Fees payable to our Dealer Manager
The sources and uses of cash for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change
Net cash provided by operating activities	$111,083	$99,871	$11,212
Net cash provided by (used in) investing activities	145,256	(198,985)	344,241
Net cash (used in) provided by financing activities	(260,484)	110,351	(370,835)

Net cash provided by operating activities increased by $11,212 for the year ending December 31, 2024, as compared to the same period in 2023. The increase in cash from operating activities is primarily due to the decrease in payment of the performance fee in 2023 in the amount of $6,969.
Net cash provided by (used in) investing activities increased by $344,241 for the year ending December 31, 2024 as compared to the same period in 2023. The increase during the year ended December 31, 2024 as compared to 2023 was related to a increase in proceeds from the sales of real estate investments during the year ended December 31, 2024 in the amount of $293,744 as compared to $65,231 during the year ended December 31, 2023. Additionally, an increase in net proceeds from marketable securities of $47,175, decrease in acquisitions of $13,484 and less cash used for our initial investments in mortgage notes receivables of $55,396 all occurred during the year ending December 31, 2024 as compared to the same period in 2023.
Net cash (used in) provided by financing activities decreased by $370,835 for the year ending December 31, 2024 as compared to the same period in 2023. The decrease is primarily related to higher net paydowns of mortgage note payables and other debt payable of $545,312 for the year ending December 31, 2024 as compared to the same period in 2023. Offsetting this decrease is an increase in cash from higher net sales of common stock and DST Proceeds of $193,688 during the year ending December 31, 2024 as compared to the same period in 2023.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates, and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements of our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rate at December 31, 2024 and 2023:

	Consolidated Debt
	December 31, 2024		December 31, 2023
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$1,555,292	4.08%	$1,685,350	3.89%
Variable	54,694	6.03	356,400	6.48
Total	$1,609,986	4.15%	$2,041,750	4.34%
The ten-year debt repayment table represents debt principal repayments and maturities and the weighted average interest rate of those repayments and maturities for our Consolidated Properties and our Credit Facility.

Year	Principal Repayments and Maturities	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2025	$173,887	11%	4.80%
2026	296,779	18	3.87
2027	447,351	28	5.00
2028	149,946	9	3.25
2029	84,201	5	5.18
2030	90,324	6	2.98
2031	215,421	13	3.41
2032	52,057	3	2.99
2033	2,195	—	3.24
2034 and thereafter	97,825	6	4.18

The following is a summary of the mortgage notes for our consolidated properties as of December 31, 2024:

Property	Interest Rate	Maturity Date	Principal Balance
Skokie Commons	3.31%	June 1, 2025	$22,046
DFW Distribution Center	3.23	June 1, 2025	17,720
AQ Rittenhouse	3.65	September 1, 2025	26,370
Timberland Town Center	4.07	October 1, 2025	18,645
Miramont Apartments (1)	3.87	April 1, 2026	26,067
Pinecone Apartments (1)	3.87	April 1, 2026	23,921
Louisville Distribution Center	1.76	May 1, 2026	52,250
Maui Mall	3.64	June 1, 2026	33,739
Rancho Temecula Town Center	4.02	July 1, 2026	28,000
Dylan Point Loma	3.83	September 1, 2026	38,006
237 Via Vera Cruz (2)	6.03	September 1, 2026	11,880
4211 Starboard Drive	6.03	September 1, 2026	20,612
13500 Danielson Street	6.03	September 1, 2026	10,990
2840 Loker Ave	6.03	September 1, 2026	14,316
15890 Bernardo Center Drive	6.03	September 1, 2026	8,702
Lane Parke Apartments	3.18	November 1, 2026	37,000
The District at Howell Mill	5.30	March 1, 2027	26,254
San Juan Medical Center	3.35	October 1, 2027	16,730
Whitestown Distribution Center	2.95	February 10, 2028	34,000
Townlake of Coppell	2.41	April 10, 2028	36,030
Southeast Phoenix Distribution Center	2.70	June 1, 2028	49,000
Grand Lakes Marketplace	6.12	October 5, 2028	23,900
Jefferson Lake Howell	6.16	July 1, 2029	53,535
Reserve at Johns Creek	3.58	December 1, 2029	26,000
Haven North Andover	3.28	April 1, 2030	35,900
Mason Mill Distribution Center	3.25	October 1, 2030	17,500
The Penfield	2.50	November 1, 2030	35,500
South San Diego Distribution Center	3.18	January 1, 2031	72,500
Woodside Trumbull	3.03	January 1, 2031	34,500
Villas at Legacy	5.82	September 1, 2031	37,500
The Preserve at the Meadows	2.57	October 1, 2031	32,400
The Rockwell	2.62	October 1, 2031	46,310
Reserve at Venice	2.98	March 1, 2032	55,800
Summit at San Marcos	5.71	April 1, 2034	37,000
Molly Brook on Belmont	3.31	August 1, 2042	52,399
Creekview Crossing	3.09	June 1, 2055	25,770
________
(1)     This mortgage note payable was extinguished on January 31, 2025.
(2)    The property associated with this mortgage note payable was classified as held for sale as of December 31, 2024 and sold on January 15, 2025. The loan was extinguished as part of the sale.

On April 28, 2022, we entered into a credit agreement providing for a $1,000,000 revolving line of credit and unsecured term loan (collectively, the "Credit Facility") with a syndicate of eight lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Capital Markets LLC, Wells Fargo Securities, LLC and Capital One, National Association. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. The $1,000,000 Credit Facility consists of a $600,000 revolving line of credit (the “Revolving Credit Facility”) and a $400,000 term loan (the “Term Loan”). The Revolving Credit Facility contains a sublimit of $25,000 for letters of credit. The primary interest rate for the Revolving Credit Facility is based on one-month term secured overnight financing rate ("SOFR") plus 0.10% (“Adjusted Term SOFR”), plus a margin ranging from 1.3% to 2.00%, depending on our total leverage ratio. The primary interest rate for the Term Loan is based on Adjusted Term SOFR, plus a margin ranging from 1.25% to 1.95%, depending on our total leverage ratio. The maturity date of the Revolving Credit Facility is April 28, 2025 and the Term Loan is April 28, 2027. The Credit Facility contains two, twelve-month extension options at our election. Based on our current total leverage ratio, we can elect to borrow at Adjusted Term SOFR plus 1.55% and Adjusted Term SOFR plus 1.50% for the Revolving Credit Facility and Term Loan, respectively, or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) Adjusted Term SOFR plus 1.0%, plus (ii) a margin ranging from 0.30% to 1.00% for base rate loans under the Revolving Credit Facility or a margin ranging from 0.25% to 0.95% for base rate loans under the Term Loan. If the “base rate” is less than 1.0%, it will be deemed to be 1.0% for purposes of the Credit Facility. We intend to use the Revolving Credit Facility to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of December 31, 2024, we believe no material adverse effects had occurred. As our mortgage notes mature, we will explore refinancing and paying off the loans as well as full or partial sales of the properties. To accomplish these refinancings and paydowns, we would use cash on hand, our Credit Facility, cash from future property operations and capital from the proceeds of the Current Public Offering and the DST Program. On March 4, 2025, we exercised our first twelve month extension option on our Credit Facility.
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
At December 31, 2024, we had $83,000 outstanding under the Revolving Credit Facility at Adjusted Term SOFR plus 1.55% and $400,000 outstanding under the Term Loan at Adjusted Term SOFR plus 1.50%. We entered into swap and collar agreements for $650,000 of the Credit Facility to fix the floating rate SOFR at 3.87% (all in rate of 5.37% to 5.42% at December 31, 2024). The interest swap and collar agreements mature on April 28, 2027.
At December 31, 2024, we were in compliance with all debt covenants.
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
From time to time, we have entered into contingent agreements for the acquisition and financing of properties. Such acquisitions and financings are subject to the satisfactory completion of due diligence.
We are subject to fixed ground lease payments on South Beach Parking Garage of $126 per year until September 30, 2029, which will increase every five years thereafter by the lesser of 12% or the cumulative Consumer Price Index ("CPI") over the previous five year period. We are also subject to a variable ground lease payment calculated as 2.5% of revenue. The lease expires September 30, 2041 and has a ten-year renewal option.
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
We are subject to market risk associated with changes in interest rates in terms of the price of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of December 31, 2024, we had consolidated debt of $1,609,986. Including the $21,450 net discount on the assumption of debt and debt issuance costs, we had consolidated debt of $1,588,536 at December 31, 2024. We also entered into interest rate derivative agreements on $650,000 of the variable rate debt that cap the SOFR rate at between 2.6% and 4.5% that mature in 2027. A 0.25% movement in the interest rate on the $54,694 of variable-rate debt would have resulted in a $137 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2024, the fair value of our mortgage notes and other debt payable was estimated to be approximately $104,270 lower than the carrying value of $1,609,986. If treasury rates were 0.25% higher at December 31, 2024, the fair value of our consolidated debt would have been approximately $118,648 lower than the carrying value.

Item 8.	Financial Statements and Supplementary Data.
See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of December 31, 2024, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
As of December 31, 2024, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
In accordance with the rules of the SEC, certain information required by Part III is incorporated by reference into this Form 10-K from our definitive proxy statement (our "2025 Proxy Statement") relating to our 2025 annual meeting of stockholders (our “2025 Annual Meeting”) to be filed with the SEC no later than April 30, 2025.
On March 12, 2025, our board of directors determined to hold the 2025 Annual Meeting on June 12, 2025.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our 2025 Proxy Statement.

Item 11.	Executive Compensation.
The information required by this Item is incorporated by reference to our 2025 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
The information required by this Item is incorporated by reference to our 2025 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our 2025 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our 2025 Proxy Statement.
Our independent registered public accounting firm is KPMG LLP, Chicago, Illinois Auditor Firm ID: 185.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(1)Consolidated Financial Statements: See “Index to Consolidated Financial Statements” at page F-1 below.
(2)Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2024” at page F-33 below.
(3)Exhibits

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

3.2	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Appendix A to the Company’s prospectus supplement filed with the SEC on May 9, 2013).

3.3	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014).

3.4	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2014).

3.5	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2014).

3.6	Second Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2015).

3.7	Certificate of Correction to the Company’s Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2016).

3.8	Third Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed with the SEC on October 16, 2019).

3.9	Fourth Articles of Amendment to the Second Articles of Amendment and Restatements of Jones Lang LaSalle Income Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on October 3, 2022).

3.10	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.10 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).

4.1*	Third Amended and Restated Distribution Reinvestment Plan.

4.2*	Description of the Company's securities.

10.1	Fourth Amended and Restated Advisory Agreement, dated October 16, 2019, among Jones Lang LaSalle Income Property Trust, Inc., JLLIPT Holdings LP and LaSalle Investment Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2019).

10.2	Amended and Restated Dealer Manager Agreement between Jones Lang LaSalle Income Property Trust, Inc. JLLIPT Holdings LP and LaSalle Investment Management Distributors, LLC, dated as of March 9, 2021 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021).

10.3	Amended and Restated Jones Lang LaSalle Income Property Trust, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.4	License Agreement by and between Jones Lang LaSalle Income Property Trust, Inc. and Jones Lang LaSalle IP, Inc. dated as of November 14, 2011 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-11, Commission File No. 333-177963, filed with the SEC on November 14, 2011).

10.5	Dealer Manager Agreement between Jones Lang LaSalle Income Property Trust, Inc. and LaSalle Investment Management Distributors, LLC, dated as of March 3, 2015 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed with the SEC on March 5, 2015).

10.6	Amended and Restated Dealer Manager Agreement, dated August 25, 2021, among JLL Exchange TRS, LLC, LaSalle Investment Management Distributors, LLC, JLLIPT Holdings LP and Jones Lang LaSalle Income Property Trust, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.7	Form of First Amended and Restated Trust Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019).

Exhibit Number	Description
10.8	Form of Master Lease (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019).

10.9	Fourth Amended and Restated Limited Partnership Agreement of JLLIPT Holdings LP (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2021).

10.10	Purchase and Sale Agreement for Single-Family Rental Portfolio I, dated August 5, 2021 between LIPT SFR Portfolio, LLC and GVI RH JV HoldCo, LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2021).

10.11	Seventh Amended and Restated Independent Director's Compensation Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report filed with the SEC on March 27, 2023).

10.12	Third Amended and Restated Credit Agreement between Jones Lang LaSalle Income Property Trust, Inc. and JPMorgan Chase Bank, N.A. for a $1 billion revolving line of credit and unsecured term loan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2022).

19.1*	Insider Trading Policy Statement of JLL Income Property Trust, Inc.

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	RH Joint Ventures, LLC and Subsidiaries Consolidated Financial Statements as of and for the years ended December 31, 2024 and 2023.

99.2*	Madison NYC Core Retail Partners, LP Financial Statements as of and for the years ended December 31, 2024 and 2023.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

104*	Cover Page Intereactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*     Filed herewith.
**    Furnished herewith.

Item 16.	Form 10-K Summary.
The Company has elected not to provide summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, JLL Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JLL INCOME PROPERTY TRUST, INC.

		By:	/S/ C. ALLAN SWARINGEN
Date:	March 14, 2025		C. Allan Swaringen President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LYNN C. THURBER	Chair of the Board of Directors, Director	March 14, 2025

/S/ C. ALLAN SWARINGEN	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2025

/S/ GREGORY A. FALK	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2025

/S/ R. MARTEL DAY	Director	March 14, 2025

/S/ TAMARA D. FISCHER	Director	March 14, 2025

/S/ BRADLEY J. GRIES	Director	March 14, 2025

/S/ LISA L. KAUFMAN	Director	March 14, 2025

/S/ DOUGLAS A. LINDGREN	Director	March 14, 2025

/S/ WILLIAM E. SULLIVAN	Director	March 14, 2025

/S/ ROBIN M. ZEIGLER	Director	March 14, 2025

JLL Income Property Trust, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
JLL Income Property Trust, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of JLL Income Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Expected hold period of net property and equipment
As discussed in Note 2 to the consolidated financial statements, the Company evaluates the recoverability of net property and equipment whenever events or changes in circumstances, including changes in the expected hold period, indicate that the carrying amount of net property and equipment may exceed fair value. As of December 31, 2024, the Company had net property and equipment of $3,948,781 thousand.
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
Fair value of investment in unconsolidated real estate affiliate
As discussed in Note 2 and 4 to the consolidated financial statements, the Company evaluates the carrying values of its investments in unconsolidated real estate affiliates accounted for under the equity method. The Company analyzes these investments when circumstances change and at every reporting period to determine if an other-than-temporary impairment exists and, if so, the Company assesses its ability to recover the carrying cost of the investment. During the year ended December 31, 2024, the Company concluded that an other-than-temporary decline in value existed in one of its investments in unconsolidated real estate affiliates and recognized an impairment charge of $21,100 thousand.
We identified the assessment of the fair value of an investment in unconsolidated real estate affiliate as a critical audit matter. Subjective auditor judgment, and the need for specialized skills and knowledge, was required in evaluating the relevance of the discount rate, capitalization rate, and market rent used to determine the fair value of this investment. Changes in these assumptions could have a significant impact on the determination of the fair value of the investment in unconsolidated real estate affiliate.
The following are the primary procedures we performed to address this critical audit matter. We involved valuation professionals with specialized skills and knowledge, who assisted in (1) assessing the discount rate and capitalization rate by benchmarking the Company’s rates against a range of applicable rates developed using third-party market data and industry research publications for assets within the same market as the subject investment, and (2) comparing the Company’s market rent assumption to available leasing information and industry research publications.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.
Chicago, Illinois
March 14, 2025

JLL Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	December 31,
	2024	2023
ASSETS
Investments in real estate:
Land (including from VIEs of $79,152 and $78,865, respectively)	$686,082	$734,350
Buildings and equipment (including from VIEs of $290,145 and $271,596, respectively)	3,722,299	3,804,636
Less accumulated depreciation (including from VIEs of $(44,092) and $(35,833), respectively)	(459,600)	(421,204)
Net property and equipment	3,948,781	4,117,782
Investments in unconsolidated real estate affiliates	148,324	176,135
Real estate fund investments	334,329	343,021
Investments in real estate and other assets held for sale, net (including from VIEs of $13,492 and $0, respectively)	13,492	—
Net investments in real estate	4,444,926	4,636,938
Investment in marketable securities	—	50,200
Mortgage notes receivable	132,913	94,145
Cash and cash equivalents (including from VIEs of $8,500 and $10,027, respectively)	85,833	87,887
Restricted cash (including from VIEs of $3,807 and $2,522, respectively)	24,827	26,918
Tenant accounts receivable, net (including from VIEs of $1,035 and $791, respectively)	9,257	8,964
Deferred expenses, net (including from VIEs of $4,665 and $3,835, respectively)	22,470	21,533
Acquired intangible assets, net (including from VIEs of $1,792 and $3,904, respectively)	193,652	223,612
Deferred rent receivable, net (including from VIEs of $2,549 and $1,579, respectively)	42,992	38,636
Prepaid expenses and other assets (including from VIEs of $7,462 and $11,060, respectively)	46,811	35,254
TOTAL ASSETS	$5,003,681	$5,224,087
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $103,799 and $116,066, respectively)	$1,588,536	$2,025,054
Liabilities held for sale (including from VIEs of $11,877 and $0, respectively)	11,877	—
Accounts payable and other accrued expenses (including from VIEs of $5,355 and $6,472, respectively)	64,296	57,207
Financing obligation	1,078,102	756,853
Accrued offering costs	180,012	184,017
Accrued interest (including from VIEs of $520 and $634, respectively)	5,431	2,374
Accrued real estate taxes (including from VIEs of $1,275 and $1,016, respectively)	13,079	12,413
Advisor fees payable	3,328	3,672
Acquired intangible liabilities, net (including from VIEs of $200 and $292, respectively)	37,562	41,415
TOTAL LIABILITIES	2,982,223	3,083,005
Commitments and contingencies	—	—
Redeemable noncontrolling interests	17,641	15,447
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized 89,137,711 and 107,680,719 shares issued and outstanding at December 31, 2024 and 2023, respectively	891	1,077
Class M common stock: $0.01 par value; 200,000,000 shares authorized 20,462,037 and 26,599,396 shares issued and outstanding at December 31, 2024 and 2023, respectively	205	266
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized 2,982,425 and 4,529,817 shares issued and outstanding at December 31, 2024 and 2023 respectively	30	45
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized 103,999,019 and 92,951,608 shares issued and outstanding at December 31, 2024 and 2023, respectively	1,040	930
Class D common stock: $0.01 par value; 200,000,000 shares authorized 2,407,370 and 2,407,370 shares issued and outstanding at December 31, 2024 and 2023, respectively	24	24
Additional paid-in capital (net of offering costs of $379,028 and $357,958 as of December 31, 2024 and 2023, respectively)	2,652,581	2,791,951
Distributions to stockholders	(944,253)	(817,439)
Accumulated deficit	(106,688)	(126,527)
Total JLL Income Property Trust, Inc. stockholders’ equity	1,603,830	1,850,327
Noncontrolling interests	399,987	275,307
Total equity	2,003,817	2,125,634
TOTAL LIABILITIES AND EQUITY	$5,003,681	$5,224,087
The abbreviation “VIEs” above means Variable Interest Entities.
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
$ in thousands, except per share amounts

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenues:
Rental revenue	$385,369	$378,241	$327,631
Other revenue	13,391	13,663	9,557
Interest on mortgage notes receivable	8,873	2,015	—
Total revenues	407,633	393,919	337,188
Operating expenses:
Real estate taxes	54,762	52,386	45,309
Property operating	74,930	73,039	61,537
Property general and administrative	3,980	2,765	2,882
Advisor fees	40,392	44,400	50,333
Company level expenses	7,686	6,268	8,762
Provision for impairment of real estate	21,135	—	—
Depreciation and amortization	144,622	147,470	138,104
Total operating expenses	347,507	326,328	306,927
Other (expenses) and income:
Interest expense	(82,530)	(195,483)	(99,284)
Net unrealized loss on financing obligation	(5,758)	—	—
Loss from unconsolidated real estate affiliates and fund investments	(13,713)	(10,815)	(3,403)
Investment income on marketable securities	989	2,170	1,505
Net realized loss upon sale of marketable securities	(5,015)	(1,675)	(879)
Net unrealized change in fair value of investment in marketable securities	—	5,703	(9,570)
Gain on disposition of property and extinguishment of debt, net	73,510	14,056	37,253
Total other (expenses) and income	(32,517)	(186,044)	(74,378)
Net income (loss)	27,609	(118,453)	(44,117)
Net (income) loss attributable to the noncontrolling interests	(7,770)	6,714	1,566
Net income (loss) attributable to JLL Income Property Trust, Inc.	$19,839	$(111,739)	$(42,551)
Net income (loss) attributable to JLL Income Property Trust, Inc. per share-basic and diluted:
Class A	$0.09	$(0.46)	$(0.18)
Class M	0.09	(0.46)	(0.20)
Class A-I	0.09	(0.46)	(0.21)
Class M-I	0.09	(0.46)	(0.18)
Class D	0.09	(0.46)	(0.22)
Weighted average common stock outstanding-basic and diluted	223,648,138	240,639,048	229,552,710
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except per share amounts

	Common Stock		Additional Paid-in Capital	Distributions to Stockholders	(Accumulated Deficit) Retained Earnings	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2021	206,042,836	$2,061	$2,313,815	$(573,963)	$34,398	$67,805	$1,844,116
Issuance and conversion of common stock	54,843,496	549	802,089	—	—	—	802,638
Repurchase of shares	(17,321,045)	(174)	(253,686)	—	—	—	(253,860)
Offering costs	—	—	(73,493)	—	—	—	(73,493)
Stock based compensation	26,781	—	396	—	—	—	396
Net loss ($37 loss allocated to redeemable noncontrolling interests)	—	—	—	—	(42,551)	(1,529)	(44,080)
Issuance of OP units	—	—	—	—	—	39,472	39,472
Adjustment of noncontrolling interests	—	—	10,418	—	—	(10,418)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(4,745)	(4,745)
Allocation to redeemable noncontrolling interests	—	—	—	—	(6,635)	(3,922)	(10,557)
Distributions declared ($0.56) per share	—	—	—	(117,127)	—	—	(117,127)
Balance, December 31, 2022	243,592,068	$2,436	$2,799,539	$(691,090)	$(14,788)	$86,663	$2,182,760
Issuance and conversion of common stock	17,858,200	179	242,120	—	—	—	242,298
Repurchase of shares	(27,311,786)	(273)	(367,436)	—	—	—	(367,709)
Offering costs	—	—	(20,399)	—	—	—	(20,399)
Stock based compensation	30,428	—	420	—	—	—	420
Net loss ($54 loss allocated to redeemable noncontrolling interests)	—	—	—	—	(111,739)	(6,660)	(118,399)
Issuance of OP units	—	—	—	—	—	356,803	356,803
Repurchase of OP units	—	—	—	—	—	(8,897)	(8,897)
Adjustment of noncontrolling interests	—	—	138,750	—	—	(138,750)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(13,852)	(13,852)
Allocation to redeemable noncontrolling interests	—	—	(1,043)	—	—	—	(1,043)
Distributions declared ($0.58) per share	—	—	—	(126,349)	—	—	(126,349)
Balance, December 31, 2023	234,168,910	$2,342	$2,791,951	$(817,439)	$(126,527)	$275,307	$2,125,634
Issuance and conversion of common stock	20,889,789	209	246,249	—	—	—	246,458
Repurchase of shares	(36,099,255)	(361)	(430,100)	—	—	—	(430,461)
Offering costs	—	—	(21,070)	—	—	—	(21,070)
Stock based compensation	29,118	—	350	—	—	—	350
Net income ($38 loss allocated to redeemable noncontrolling interests)	—	—	—	—	19,839	7,808	27,647
Issuance of OP units	—	—	—	—	—	224,210	224,210
Repurchase of OP units	—	—	—	—	—	(11,282)	(11,282)
Adjustment of noncontrolling interests	—	—	66,453	—	—	(66,453)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(29,603)	(29,603)
Allocation to redeemable noncontrolling interests	—	—	(1,252)	—	—	—	(1,252)
Distributions declared ($0.6175) per share	—	—	—	(126,814)	—	—	(126,814)
Balance, December 31, 2024	218,988,562	$2,190	$2,652,581	$(944,253)	$(106,688)	$399,987	$2,003,817
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands, except per share amounts

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$27,609	$(118,453)	$(44,117)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	143,967	146,255	136,816
Gain on disposition of property and extinguishment of debt, net	(73,510)	(14,056)	(37,253)
Net realized loss upon sale of marketable securities	5,015	1,675	879
Net unrealized change in fair value of marketable securities	—	(5,703)	9,570
Straight line rent	(4,793)	(5,069)	(8,086)
Provision for impairment of real estate	21,135	—	—
Loss from unconsolidated real estate affiliates and fund investments	13,713	10,815	3,403
Distributions received from unconsolidated affiliates and fund investments	16,119	19,829	18,669
Non-cash impact related to the DST Program	(38,333)	68,815	43,553
Performance fee	—	(6,969)	(36,711)
Net changes in assets, liabilities and other	161	2,732	(26,220)
Net cash provided by operating activities	111,083	99,871	60,503
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(110,686)	(124,170)	(843,911)
Proceeds from sales of real estate investments and fixed assets	293,744	65,231	98,247
Capital improvements and lease commissions	(51,256)	(41,632)	(25,361)
Investment in unconsolidated real estate affiliates and fund investments	(1,185)	(1,426)	(497)
Deposits for investments under contract	—	(1,200)	—
Investment in marketable securities	(8,747)	(29,857)	(30,051)
Proceeds from sale of marketable securities	53,932	27,867	18,626
Investment in mortgage notes receivable	(38,402)	(93,798)	—
Distributions received from unconsolidated affiliates and fund investments	7,856	—	—
Net cash provided by (used in) investing activities	145,256	(198,985)	(782,947)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	163,574	153,901	701,182
Proceeds from DST Program	566,235	318,533	264,336
Offering costs	(24,352)	(23,968)	(23,528)
Repurchase of shares	(430,780)	(367,093)	(253,858)
Distributions to stockholders	(46,214)	(45,705)	(41,553)
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(41,387)	(22,913)	(4,921)
Contributions received from noncontrolling interests	197	41	—
Draws on credit facility	171,000	390,000	395,000
Payments on credit facility	(548,000)	(155,000)	(405,000)
Proceeds from mortgage notes and other debt payable	133,035	23,900	95,800
Principal payments on mortgage notes and other debt payable	(202,177)	(160,764)	(16,728)
Payment on early extinguishment of debt	(630)	—	(91)
Debt issuance costs	(985)	(581)	(6,109)
Net cash (used in) provided by financing activities	(260,484)	110,351	704,530
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,145)	11,237	(17,914)
Cash, cash equivalents and restricted cash at the beginning of the year	114,805	103,568	121,482
Cash, cash equivalents and restricted cash at the end of the year	$110,660	$114,805	$103,568
Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to Consolidated Statements of Cash Flows
Cash and cash equivalents	$85,833	$87,887	$70,940
Restricted cash	24,827	26,918	32,628
Cash, cash equivalents and restricted cash at the end of the period	$110,660	$114,805	$103,568
Supplemental disclosure of cash flow information:
Interest paid	$125,550	$124,905	$58,718
Non-cash activities:
Write-offs of receivables	$375	$259	$4
Write-offs of retired assets and liabilities	39,302	35,722	24,839
Change in liability for capital expenditures	(2,648)	(4,652)	(2,395)
Net liabilities transferred at sale of real estate investments	679	230	1,082
Net liabilities assumed at acquisition	101	228	2,438
Change in issuance of common stock receivable and redemption of common stock payable	(1,334)	654	2,156
Change in accrued offering costs	(3,282)	(3,569)	49,965
Assumption of mortgage notes payable	(26,191)	—	(54,922)
Investments in real estate in exchange for OP Units	224,210	355,482	39,472
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
JLL Income Property Trust, Inc., is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of healthcare, industrial, residential, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and will be complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2024, we owned interests in a total of 131 properties and nearly 4,500 single-family rental houses located in 28 states.
We own substantially all of our assets through JLLIPT Holdings, LP, a Delaware limited partnership (our “operating partnership”), of which we are a limited partner and JLLIPT Holdings GP, LLC, our wholly owned subsidiary, is the sole general partner. The use of our operating partnership to hold substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). By using an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his or her property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership ("OP Units") and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction. As of December 31, 2024, we raised aggregate proceeds from the issuance of OP Units in our operating partnership of $709,383, and owned directly or indirectly 80.2% of the OP Units of our operating partnership. The remaining 19.8% of the OP Units are held by third parties.
On October 1, 2012, we commenced our initial public offering of common stock and since that time we have offered shares of our common stock in various public offerings registered with the Securities and Exchange Commission (the "SEC"). On December 21, 2021, our most recent public offering (the "Current Public Offering") of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock was declared effective by the SEC. As of December 31, 2024, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Current Public Offering of $1,309,212. We intend to continue to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering. On December 3, 2024, we filed a new registration statement to register a follow-on public offering (the "Follow-on Public Offering") of up to $1,500,000 in any combination of shares or our Class A, Class M, Class A-I and Class M-I common stock. As of March 14, 2025, our Follow-on Public Offering has not been declared effective.
In addition to our public offerings, on March 3, 2015, we commenced a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated thereunder of up to $350,000 in shares of our Class D common stock with an indefinite duration (the "Private Offering"). As of December 31, 2024, we have raised aggregate gross proceeds of $98,188 in the Private Offering. In addition, on October 16, 2019, we, through our operating partnership, initiated a program (the “DST Program”) to raise up to $3,000,000 in private placements exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts ("DSTs") holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of December 31, 2024, we have raised approximately $1,702,000 of aggregate gross proceeds from our DST program.
From our inception to December 31, 2024, we have received approximately $6,621,000 in gross offering proceeds from various public and private offerings of shares of our common stock, issuance of OP Units as well as gross proceeds from our DST Program.
As of December 31, 2024, 89,137,711 shares of Class A common stock, 20,462,037 shares of Class M common stock, 2,982,425 shares of Class A-I common stock, 103,999,019 shares of Class M-I common stock, and 2,407,370 shares of Class D common stock were outstanding and held by a total of 20,027 stockholders.

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
LaSalle is a wholly owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of December 31, 2024, JLL and its affiliates owned an aggregate of 2,521,801 Class M shares, which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a current value of approximately $29,100.
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
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of December 31, 2024, our VIEs include The District at Howell Mill, Grand Lakes Marketplace, 237 Via Vera Cruz, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, 15890 Bernardo Center Drive and Single-Family Rental Portfolio II due to the joint venture structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs and our operating partnership. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of December 31, 2024, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
Redeemable noncontrolling interests represent noncontrolling interests that are redeemable at the option of the holder or in circumstances out of our control and therefore are accounted for as temporary equity. The carrying amount of the redeemable noncontrolling interests is adjusted over time on an accretive basis to reflect the fair value at the time the noncontrolling interest becomes redeemable by the holder. Changes in the redemption value of redeemable noncontrolling interest are recorded as an allocation of retained earnings on our Consolidated Statements of Equity. We have redeemable noncontrolling interest that related to Grand Lakes Marketplace, 237 Via Vera Cruz, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, 15890 Bernardo Center Drive and Single-Family Rental Portfolio II as of December 31, 2024. As of December 31, 2024, $17,641 related to these third party joint ventures was included in Redeemable noncontrolling interests on our Consolidated Balance Sheet of which $9,339 is immediately puttable by the holder of the noncontrolling interest.
Certain of our joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of its outside joint venture partners.
The carrying amount of our noncontrolling interests reflected in equity are as follows as of December 31:

	2024	2023
Interests in the partnership equity of the operating partnership	$396,090	$271,650
Noncontrolling interest in consolidated joint ventures	3,897	3,657
Total noncontrolling interests reflected in equity	$399,987	$275,307

Investments in Real Estate
Real estate assets are stated at cost. Our real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow over the expected hold period is less than its carrying value in accordance with the authoritative guidance on accounting for the impairment or disposal of long-lived assets. To the extent impairment has occurred, the excess of the carrying value of the asset over its estimated fair value will be charged to operations. The valuation adjustments were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change in the future. If our strategy changes or if market conditions otherwise dictate a change in the holding period and an exit date, an impairment loss could be recognized and such loss could be material. When we have committed to a plan to sell a property that is available for immediate sale, have the necessary approvals and marketing in place, and believe that the sale of the property is probable the assets selected for disposal will be classified as held-for-sale and carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Carrying values are reassessed at each balance sheet date. Due to market fluctuation, actual proceeds realized on the ultimate sale of these properties may differ from estimates and such differences could be material. Depreciation and amortization cease once a property is classified as held-for-sale. For our consolidated properties we recorded impairment charges of $9,635 related to 180 North Jefferson and $11,500 related to AQ Rittenhouse for the year ended December 31, 2024 and no impairment charges for the years ended December 31, 2023 and 2022.
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
We evaluate the carrying values of our investments in unconsolidated real estate affiliates accounted for under the equity method, excluding our investment under the fair value option, in accordance with the authoritative guidance on the equity method of accounting for investments in common stock. We analyze our investments in unconsolidated real estate affiliates when circumstances change and at every reporting period and determine if an “other-than-temporary” impairment exists and, if so, we assess our ability to recover our carrying cost of the investment. During the years ended December 31, 2024, 2023 and 2022, we concluded that an other than temporary decline in value exists in our investment in Pioneer Tower and recognized an impairment charge of $21,100, $18,904, and $12,838, respectively.
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

Rental Revenue Recognition
Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Straight-line rent revenue (representing rents recognized prior to being billed and collectible as provided by the terms of the leases) caused net increases to rent revenue of $4,857, $5,069 and $8,110 for the years ended December 31, 2024, 2023 and 2022, respectively. Also included, as an increase to rent revenue, for the years ended December 31, 2024, 2023 and 2022, are $4,573, $4,231 and $3,455, respectively, of net amortization related to above- and below-market in-place leases at properties acquired as provided by authoritative guidance on goodwill and intangible assets. Tenant recoveries are recognized as revenues in the period the applicable costs are incurred.
We recognize rental revenue from tenants under operating leases on a straight-line basis over the non-cancelable term of the lease when collectibility of substantially all rents is reasonably assured. Recognition of rental revenue on a straight-line basis includes the effects of rental abatements, lease incentives and fixed and determinable increases in lease payments over the lease term. For leases where collection of substantially all rents is not deemed to be probable of collection, revenue is recorded equal to cash that has been received from the tenant. We evaluate the collectibility of rents and other receivables at each reporting period based on factors including, among others, tenant's payment history, the financial condition of the tenant, business conditions and trends in the industry in which the tenant operates, and economic conditions in the geographic area where the property is located. If evaluation of these factors or others indicates it is not probable we will collect substantially all rent we recognize an adjustment to rental revenue. If our judgment or estimation regarding probability of collection changes, we may adjust or record additional rental revenue in the period such conclusion is reached.
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
Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. At December 31, 2024 and 2023, our restricted cash balance on our Consolidated Balance Sheet was primarily related to loan escrow amounts and subscriptions received in advance.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at December 31, 2024 and 2023 was $11,801 and $9,648, respectively.
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
The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include, among other factors, the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement). As of December 31, 2024 and 2023, we have allocated no value to customer relationships. We amortize the value of in-place leases to expense over the weighted average lease term of the respective leases, which generally range from one to 10 years.
Purchase price has been allocated to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $159,737 and $145,228 at December 31, 2024 and 2023, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $21,077 and $20,811 at December 31, 2024 and 2023, respectively, on the accompanying Consolidated Balance Sheets. Our amortizing intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. According to authoritative guidance, an amortizing intangible asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value. To the extent impairment has occurred, the excess of the carrying value of the amortizing intangible asset over its estimated fair value will be charged to operations.
Future amortization related to amortizing acquired intangible assets and liabilities as of December 31, 2024 is as follows:

	Acquired in- place leases	Acquired above- market leases	Below-market ground lease	Acquired below- market leases
2025	$34,367	$1,647	$370	$(7,890)
2026	30,310	1,388	15	(7,041)
2027	27,432	1,338	15	(6,368)
2028	25,618	1,241	15	(5,859)
2029	20,209	1,176	15	(3,782)
Thereafter	44,820	3,460	216	(6,622)
	$182,756	$10,250	$646	$(37,562)
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

We evaluate uncertain tax positions in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification 740, Income Taxes. Based upon our current evaluation, we have concluded that there are no significant uncertain tax positions relevant to the jurisdictions where we are required to file income tax returns requiring recognition in the consolidated financial statements at December 31, 2024, 2023, and 2022. We are not subject to federal income tax examinations for tax years prior to 2021.
Business Segments
Consistent with how we review and manage our properties, we align our internal operations along the five primary property types we are targeting for investments resulting in five operating segments: healthcare, industrial, residential, retail and other properties.
Assets and Liabilities Measured at Fair Value
The FASB's guidance for fair value measurement and disclosure states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
Real estate fund investments accounted for under the fair value option are stated at the fair value of our ownership in the fund. The fair value is recorded based upon changes in the NAV of the limited partnership as determined from the financial statements of the real estate fund. During the years ended December 31, 2024 and 2023, we recorded a net unrealized loss in fair value classified within the Level 3 category of $877 and $3,151, respectively, which related to our investments in the NYC Retail Portfolio (as defined below) and the Single-Family Rental Portfolio I (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments).
During the year ended December 31, 2024, we recorded an impairment charge in our unconsolidated investment in Pioneer Tower within the Level 3 category of $21,100 utilizing a capitalization rate of 7.5% and a discount rate of 10% to reflect our investment at its estimated fair value and during the year ended December 31, 2023, we recorded an impairment charge of $18,904 utilizing a capitalization rate of 7.0% and a discount rate of 8.25% to reflect our investment at its estimated fair value.
During the year ended December 31, 2024, we recorded an impairment charge related to AQ Rittenhouse within the Level 3 category of $11,500 utilizing a capitalization rate of 5.5% and a discount rate of 7.25% to reflect our investment at its estimated fair value.
Commencing on October 1, 2023, we have elected the fair value option for DST Programs launching after that date. The estimate of fair value of financing obligations takes into consideration various factors including the current DST Property values and master lease payments to DST investors. The inputs used in estimating the fair value of these financial liabilities are considered Level 3. As of December 31, 2024 and 2023, $574,357 and $15,423, respectively, of our financial obligation was measured at fair value and we have recorded a net unrealized loss on financing obligation in the amount of $5,758 and $0 during the years ended December 31, 2024 and 2023.

We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable, including amounts included as held for sale, using level two inputs was approximately $104,270 lower and $153,000 lower than the aggregate carrying amounts at December 31, 2024 and 2023, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon extinguishment of our mortgage notes and other debt payable.
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
As of December 31, 2024, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	5	$300,000
Interest Rate Collars	3	350,000
The fair value of our interest rate derivatives represent net assets of $5,575 and $2,435 at December 31, 2024 and 2023, respectively.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes, which provides improvements to income tax disclosures by enhancing the transparency. The standard will be effective for us for the fiscal years beginning after December 15, 2024. We do not anticipate this guidance having a material impact to our financial statements and footnotes.
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires additional disclosure of the nature of expenses included in the income statement. The effective date will be for the fiscal years beginning after December 15, 2026. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements and footnotes.

NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the healthcare, industrial, residential, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. All references to square footage and units are unaudited. The following table provides information regarding the consolidated properties acquired during the years ended December 31, 2024, 2023 and 2022:

Property Name	Property Type	Acquisition Date	Price	Square Footage / Units	Location
2024 Acquisitions
Creekview Crossing	Residential	February 29, 2024	$61,250	183 units	Sherwood, OR
Single-Family Rental Portfolio II	Single Family Homes	Various	26,042	91 units	Various
Minneapolis Distribution Center	Industrial	November 19, 2024	66,500	443,000	Maple Grove, MN
2023 Acquisitions
Single-Family Rental Portfolio II	Single Family Homes	Various	$40,709	140 units	Various
Louisville Logistics	Industrial	April 20, 2023	81,500	1,043,000	Shepherdsville, KY
2022 Acquisitions
Jefferson Lake Howell	Residential	March 30, 2022	$154,100	384 units	Casselberry, FL
Northeast Atlanta Distribution Center	Industrial	April 8, 2022	54,100	459,000	Jefferson, GA
Cedar Medical Center at Flagstaff	Healthcare	April 29, 2022	17,200	26,000	Flagstaff, AZ
Patterson Place	Retail	May 31, 2022	14,500	25,000	Durham, NC
Silverado Square	Retail	June 1, 2022	24,400	48,000	Las Vegas, NV
Southeast Phoenix Distribution Center	Industrial	June 8, 2022	62,400	245,000	Chandler, AZ
North Boston Medical Center	Healthcare	June 28, 2022	22,500	30,000	Haverhill, MA
North Charlotte Medical Center	Healthcare	June 28, 2022	12,500	25,000	Stanley, NC
Woodlawn Point Shopping Center	Retail	June 30, 2022	35,000	98,000	Marietta, GA
Oak Street Lofts	Residential	July 15, 2022	81,500	187 units	Tigard, OR
Grand Rapids Medical Center	Healthcare	July 21, 2022	9,300	25,000	Wyoming, MI
Glendale Medical Center	Healthcare	July 29, 2022	18,200	20,000	Los Angeles, CA
6300 Dumbarton Circle	Healthcare	September 15, 2022	38,000	44,000	Fremont, CA
6500 Kaiser Drive	Healthcare	September 15, 2022	42,500	88,000	Fremont, CA
Greater Sacramento Medical Center	Healthcare	September 16, 2022	11,100	18,000	Rancho Cordova, CA
Molly Brook on Belmont	Residential	September 27, 2022	89,500	180 units	North Haledon, NJ
West Phoenix Distribution Center	Industrial	September 30, 2022	135,000	1,200,000	Glendale, AZ
Puget Sound Distribution Center	Industrial	October 6, 2022	23,800	142,000	Lacey, WA
Single-Family Rental Portfolio II	Single Family Homes	Various	99,600	320 units	Various
We allocated the purchase price for our recent acquisitions in accordance with authoritative guidance as follows:

	2024 Acquisitions	2023 Acquisitions	2022 Acquisitions
Land	$17,583	$16,438	$131,475
Building and equipment	120,426	94,214	719,146
In-place lease intangible (acquired intangible assets)	12,244	15,483	90,377
Above-market lease intangible (acquired intangible assets)	1	—	2,023
Below-market lease intangible (acquired intangible liabilities)	(2,448)	(4,053)	(18,013)
Debt discount on assumed mortgage loan payable	7,620	—	13,212
	$155,426	$122,082	$938,220
Amortization period for intangible assets and liabilities	6 months - 31 years	6 months - 10 years	6 months - 19 years
Impairment of Investment in Real Estate
During the year ended December 31, 2024, in accordance with authoritative guidance for impairment of long-lived assets, we determined that 180 North Jefferson and AQ Rittenhouse no longer fit our current investment objectives and strategy and reduced our expected hold periods. We further determined that these assets were impaired as the carrying value of the investments were not deemed recoverable. Therefore, we recognized impairment charges totaling $21,135, which represents the difference between the fair value and the carrying value of the properties.

2024 Dispositions
On September 26, 2024, we sold 180 North Jefferson, a 274-unit residential property located in Chicago, Illinois for $76,257 less closing costs. We recorded a loss on the sale of property in the amount of $37.
On October 8, 2024, we sold Stonemeadow Farms, a 280-unit residential property located in Bothell, Washington for $93,100 less closing costs. We recorded a gain on the sale of the property in the amount of $15,524 and a loss on the extinguishment of debt of $379.
On October 23, 2024, we sold Pinole Point Distribution Center, a 518,000 square foot industrial property located in Richmond, California for $132,500 less closing costs. We recorded a gain on the sale of the property in the amount of $58,669.
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
Held for Sale
As of December 31, 2024, 237 Via Vera Cruz was classified as held for sale and was sold on January 15, 2025 (see Note 14-Subsequent Events). As of December 31, 2024, our investment in real estate and other assets and liabilities held for sale was comprised of:

December 31, 2024
Land	$5,421
Building and equipment, net	8,062
Other assets, net	9
Total assets	$13,492

Mortgage notes and other debt payable, net	$11,806
Other liabilities	71
Total liabilities	$11,877

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
In addition to investments in consolidated properties, we may make investments in real estate which are classified as unconsolidated real estate affiliates under GAAP. The residential sector includes multi-family properties and single-family rental homes.
Unconsolidated Real Estate Affiliates
The following represent our unconsolidated real estate affiliates as of December 31, 2024 and December 31, 2023:

				Carrying Amount of Investment
Property	Property Type	Location	Acquisition Date	December 31, 2024	December 31, 2023
Chicago Parking Garage	Other	Chicago, IL	December 23, 2014	$12,886	$13,272
Pioneer Tower	Healthcare	Portland, OR	June 28, 2016	42,663	65,637
The Tremont	Residential	Burlington, MA	July 19, 2018	21,416	21,192
The Huntington	Residential	Burlington, MA	July 19, 2018	8,541	9,357
Siena Suwanee Town Center	Residential	Suwanee, GA	December 15, 2020	30,651	30,685
Kingston at McLean Crossing	Residential	McLean, VA	December 3, 2021	32,167	35,992
Total				$148,324	$176,135
Summarized Combined Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	December 31, 2024	December 31, 2023
Net investments in real estate	$384,850	$390,702
Acquired intangible assets, net	7,951	8,143
Other assets	13,942	12,634
Total assets	$406,743	$411,479

Mortgage notes and other debt payable	$180,964	$178,160
Acquired intangible liabilities, net	879	1,305
Other liabilities	4,344	3,603
Total liabilities	186,187	183,068
Members’ equity	220,556	228,411
Total liabilities and members' equity	$406,743	$411,479
Company Investments in Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	December 31, 2024	December 31, 2023
Members’ equity	$220,556	$228,411
Less: other members' equity	(18,002)	(19,149)
Basis differential	(54,230)	(33,127)
Investments in unconsolidated real estate affiliates	$148,324	$176,135
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Total revenues	$37,423	$37,237	$36,426
Total operating expenses	25,069	25,069	27,008
Operating income	$12,354	$12,168	$9,418
Total other expenses	8,175	7,577	(626)
Net income	$4,179	$4,591	$10,044

Company Equity in Income of Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Net income of unconsolidated real estate affiliates	$4,179	$4,591	$10,044
Other members’ share of net income	(676)	(663)	(1,770)
Impairment of investments in unconsolidated real estate affiliates	(21,100)	(18,904)	(12,838)
Company equity in loss of unconsolidated real estate affiliates	$(17,597)	$(14,976)	$(4,564)
Real Estate Fund Investments
At acquisition, we may make the election to account for our interest in investments under the fair value option. This fair value election may be made when the investment is in the form of a commingled fund with institutional partners where fair value accounting provides the most relevant information about the financial condition of the investment. We record increases and decreases in our investment each reporting period based on the change in the fair value of the investment as estimated by the general partner. Critical inputs to NAV estimates include valuations of the underlying real estate assets which incorporate investment-specific assumptions such as discount rates, capitalization rates and rental growth rates. We do not consider adjustments to NAV estimates provided by the general partner, including adjustments for any restrictions to the transferability of ownership interests embedded within the investment agreement to which we are a party, to be necessary based upon (i) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investment level, (ii) consideration of market demand for the assets held by the venture, and (iii) contemplation of real estate and capital markets conditions in the localities in which the venture operates. Our investments accounted for under the fair value option are presented on our Consolidated Balance Sheets within real estate fund investments. Changes in the fair value of our investments as well as cash distributions of income received are recorded on our Consolidated Statements of Operations within income from unconsolidated real estate affiliates and fund investments.
NYC Retail Portfolio
On December 8, 2015, a wholly owned subsidiary of ours acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P, which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of December 31, 2024, the NYC Retail Portfolio owned six retail properties totaling approximately 1,790,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens and New Jersey. We have no unfunded commitments.
As of December 31, 2024, 2023, and 2022, the carrying amount of our investment in the NYC Retail Portfolio was $60,403, $71,866, and $75,417, respectively. During the years ended December 31, 2024, 2023, and 2022, we recorded decreases in fair value of our investment in the NYC Retail Portfolio of $11,463, $3,551 and $9,457, respectively, and received no cash distributions and made no capital contributions to Madison NYC Core Retail Partners, L.P. During the year ending December 31, 2023, two properties in the NYC Retail Portfolio totaling approximately 165,000 square feet were disposed.
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
At acquisition we made the election to account for our interest in the Single-Family Rental Portfolio I under the fair value option. As of December 31, 2024, 2023, and 2022, the carrying amount of our investment in the Single-Family Rental Portfolio I was $273,926, $271,155, and $270,754, respectively. During the year ended December 31, 2024 138 houses were sold for approximately $43,801. During the years ended December 31, 2024, 2023, and 2022, we recorded increases in the fair value of our investment in the Single-Family Rental Portfolio I of $10,586, $400, and $2,723 respectively. During the years ended December 31, 2024, 2023, and 2022, we received distributions of income totaling $4,761, $7,312, and $7,895 respectively. The cash distributions of income increased income from unconsolidated real estate affiliates. During the year ended December 31, 2024, we received return of capital distributions totaling $7,856 which reduced the carrying amount of our investment and we made capital contributions totaling $41.

Summarized Combined Balance Sheets—NYC Retail Portfolio Investment and Single-Family Rental Portfolio I—Fair Value Option Investment (Unaudited)

	December 31, 2024	December 31, 2023
Investment in real estate venture	$1,555,770	$1,622,244
Cash	31,250	31,463
Other assets	65,935	55,537
Total assets	$1,652,955	$1,709,244

Total liabilities	$832,767	$848,278
Partners' capital	820,188	860,966
Total liabilities and partners' capital	$1,652,955	$1,709,244
Summarized Statement of Operations—NYC Retail Portfolio Investment and Single-Family Rental Portfolio I—Fair Value Option Investment (Unaudited)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Total revenue	$92,922	$95,643	$86,688

Net investment income	$36,508	$33,100	$23,128
Net change in unrealized loss on investment in real estate venture	(50,161)	(42,414)	(34,620)
Net loss	$(13,653)	$(9,314)	$(11,492)
NOTE 5—MORTGAGE NOTES RECEIVABLE
Mortgage notes receivable, including related accrued interest receivable, consists of first mortgage loans originated by us and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes receivable are initially recorded at the amount advanced to the borrower less allowance for credit loss, if applicable. As of December 31, 2024, no allowance for credit loss has been recorded. Interest income is recognized monthly and includes the stated interest less the amortization of any financing costs. Mortgage note receivables that we enter into may include commitments to fund incremental amounts to our borrowers after the initial closing. Our mortgage notes receivable consist of the following as of December 31, 2024:

Loan Secured By	Location	Origination Date	Maturity Date	Loan Type	Interest Rate (SOFR +) (1)	Loan Amount	Unfunded Amount
Residential	Austin, TX	May 26, 2023	May 26, 2026	Interest Only	2.95%	$27,000	$—
Residential	Charlotte, NC	September 22, 2023	September 15, 2026	Interest Only	3.25	27,000	—
Residential	North Charleston, SC	December 14, 2023	December 1, 2026	Interest Only	3.85	48,000	—
Residential	Tomball, TX	December 20, 2024	December 15, 2027	Interest Only	3.00	32,000	1,800
________
(1)    One month term Secured Overnight Financing Rate ("SOFR").

NOTE 6—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2055 and consist of the following:

	Maturity/Extinguishment Date	Fixed / Floating	Interest Rate	Amount payable as of
				December 31, 2024	December 31, 2023
Mortgage notes payable (1)(2)(3)(4)(5)(6)(7)(8)	June 1, 2025 - June 1, 2055	Fixed / Floating	1.76% - 6.16%	$1,126,986	$1,181,750
Revolving line of credit	April 28, 2025	Fixed / Floating	5.86	83,000	460,000
Term loan	April 28, 2027	Fixed	5.08	400,000	400,000
TOTAL				$1,609,986	$2,041,750
Net debt discount on assumed debt and debt issuance costs				(21,450)	(16,696)
MORTGAGE NOTES AND OTHER DEBT PAYABLE, NET				$1,588,536	$2,025,054

237 Via Vera Cruz (9)				$11,806	$—
MORTGAGE NOTES AND OTHER DEBT PAYABLE OF HELD FOR SALE PROPERTY				$11,806	$—
________
(1)    On February 29, 2024, we assumed a $26,191 mortgage note payable related to Creekview Crossing. The mortgage note bears an interest rate of 3.09% and matures on June 1, 2055.
(2)    On March 21, 2024, we entered into a $37,000 mortgage note payable related to Summit at San Marcos. The mortgage note bears an interest rate of 5.71% and matures on April 1, 2034.
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
(6)    On October 8, 2024, Stonemeadow Farms was sold and the mortgage note payable related to the property was repaid.
(7)    On November 1, 2024, we repaid the mortgage notes payable related to Jory Trail at the Grove and Whitestone Market, in the amount of $40,332 and $25,750, respectively.
(8)    On December 6, 2024, we repaid the mortgage note payable related to Genesee Plaza in the amount of $36,311.
(9)     The property associated with this mortgage note payable was classified as held for sale as of December 31, 2024.
We have recognized a premium or discount on debt we assumed with the following property acquisitions, the remaining premium or discount is as follows as of December 31, 2024:

Property	Debt Premium (Discount)	Effective Interest Rate
The District at Howell Mill	$(462)	6.34%
Timberland Town Center	76	3.34
Pinecone Apartments	462	2.33
Miramont Apartments	504	2.33
South San Diego Distribution Center	2,250	3.18
Molly Brook on Belmont	(11,725)	5.90
Creekview Crossing	(7,416)	5.93
Net debt discount on assumed debt	$(16,311)
Aggregate future principal payments of mortgage notes payable and other debt payable are as follows, net of held for sale:

Year	Amount
2025	$173,887
2026	296,779
2027	447,351
2028	149,946
2029	84,201
Thereafter	457,822
Total	$1,609,986

Land, buildings, equipment and acquired intangible assets related to the mortgage notes payable, with an aggregate cost of approximately $2,716,000 and $2,477,000 at December 31, 2024 and 2023, respectively, have been pledged as collateral, and are not available to satisfy our debts and obligations unless first satisfying the mortgage note payable on the property. As our mortgage notes mature, we will explore refinancing and paying off the loans as well as full or partial sales of the properties. To accomplish these refinancings and pay downs, we would use cash on hand, cash from future property operations and capital from the proceeds of the Current Public Offering and the DST Program.
Credit Facility
On April 28, 2022, we entered into a credit agreement providing for a $1,000,000 revolving line of credit and unsecured term loan (collectively, the "Credit Facility") with a syndicate of nine lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Capital Markets LLC, Wells Fargo Securities, LLC and Capital One, National Association. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. The $1,000,000 Credit Facility consists of a $600,000 revolving line of credit (the “Revolving Credit Facility”) and a $400,000 term loan (the “Term Loan”). The primary interest rate for the Revolving Credit Facility is based on one-month term SOFR plus 0.10% (“Adjusted Term SOFR”), plus a margin ranging from 1.30% to 2.00%, depending on our total leverage ratio. The primary interest rate for the Term Loan is based on Adjusted Term SOFR, plus a margin ranging from 1.25% to 1.95%, depending on our total leverage ratio. The maturity date of the Revolving Credit Facility is April 28, 2025 and the Term Loan is April 28, 2027. The Credit Facility contains two, twelve-month extension options at our election. Based on our current total leverage ratio, we can elect to borrow at Adjusted Term SOFR plus 1.55% and Adjusted Term SOFR plus 1.50% for the Revolving Credit Facility and Term Loan, respectively, or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) Adjusted Term SOFR plus 1.00%, plus (ii) a margin ranging from 0.30% to 1.00% for base rate loans under the Revolving Credit Facility or a margin ranging from 0.25% to 0.95% for base rate loans under the Term Loan. If the “base rate” is less than 1.0%, it will be deemed to be 1.00% for purposes of the Credit Facility. We intend to use the Revolving Credit Facility to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of December 31, 2024, we believe no material adverse effects had occurred. We expect to utilize our cash on hand and Credit Facility capacity to extinguish mortgage notes maturing in 2025. On March 4, 2025, we exercised our first twelve month extension option on our Credit Facility.
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
At December 31, 2024, we had $83,000 outstanding under the Revolving Credit Facility at Adjusted Term SOFR plus 1.55% and $400,000 outstanding under the Term Loan at Adjusted Term SOFR plus 1.50%. We entered into swap and collar agreements for $650,000 of the Credit Facility to fix the floating rate SOFR at 3.87% (all in rate of 5.37% to 5.42% at December 31, 2024). The interest rate swap and collar agreements mature on April 28, 2027. At December 31, 2023, we had $460,000 outstanding under the Revolving Credit Facility at Adjusted Term SOFR plus 1.55% and $400,000 outstanding under the Term Loan at Adjusted Term SOFR plus 1.50%.
Covenants
At December 31, 2024, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at December 31, 2024 and December 31, 2023 were $15,808 and $14,380, respectively.

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
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock for the years ending December 31, 2024, 2023 and 2022 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock
Balance, December 31, 2021	100,038,362	36,458,191	9,356,309	52,676,693	7,513,281
Issuance of common stock	20,927,064	5,652,729	443,729	27,821,134	—
Repurchase of shares	(5,590,784)	(767,360)	(1,361,701)	(5,110,944)	(4,490,256)
Stock based compensation	—	—	—	26,781	—
Share conversions	(1,729,476)	(15,173,300)	(3,488,129)	20,389,745	—
Balance, December 31, 2022	113,645,166	26,170,260	4,950,208	95,803,409	3,023,025
Issuance of common stock	6,590,900	1,878,863	138,481	9,250,923	—
Repurchase of shares	(11,972,300)	(1,324,769)	(620,671)	(12,778,391)	(615,655)
Stock based compensation	—	—	—	30,428	—
Share conversions	(583,047)	(124,958)	61,799	645,239	—
Balance, December 31, 2023	107,680,719	26,599,396	4,529,817	92,951,608	2,407,370
Issuance of common stock	7,624,734	2,302,983	120,294	10,855,731	—
Repurchase of shares	(17,982,564)	(2,537,881)	(1,576,811)	(14,001,999)	—
Stock based compensation	—	—	—	29,118	—
Share conversions	(8,185,178)	(5,902,461)	(90,875)	14,164,561	—
Balance, December 31, 2024	89,137,711	20,462,037	2,982,425	103,999,019	2,407,370

Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan and as stock compensation, for the years ending December 31, 2024, 2023 and 2022 were as follows:

	December 31, 2024		December 31, 2023		December 31, 2022
	# of shares	$ Amount	# of shares	$ Amount	# of shares	$ Amount
Class A Shares	7,624,734	$90,212	6,590,900	$89,549	20,927,064	$308,318
Class M Shares	2,302,983	27,032	1,878,863	25,403	5,652,729	82,545
Class A-I Shares	120,294	1,413	138,481	1,829	443,729	6,578
Class M-I Shares	10,884,849	128,151	9,281,351	125,937	27,847,915	405,593
Class D Shares	—	—	—	—	—	—
Total		$246,808		$242,718		$803,034
Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. We honored 100% of repurchase requests we received and have made repurchases according to our share repurchase plan as follows:

Year ending December 31,	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock	Total Dollar of Repurchases
2022	5,590,784	767,360	1,361,701	5,110,944	4,490,256	$253,860
2023	11,972,300	1,324,769	620,671	12,778,391	615,655	367,709
2024	17,982,564	2,537,881	1,576,811	14,001,999	—	430,461
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock and OP Units may elect to have their cash distributions reinvested in additional shares of our common stock and OP Units at the NAV per share or NAV per unit applicable to the class of shares or unit being purchased on the distribution date. For the years ended December 31, 2024, 2023, and 2022, we issued 6,884,872 shares of common stock for $80,600, 6,117,974 shares of common stock for $80,644 and 5,151,317 shares of common stock for $75,552, respectively, under the distribution reinvestment plan.
Operating Partnership Units
Our operating partnership will issue OP Units to DST investors upon exercising its fair market value purchase option in exchange for their beneficial interests in such DST Properties, which are recorded as financing obligations (see Note 8-DST Program). Our operating partnership may also issue OP Units in connection with certain acquisitions from third parties. After a one-year holding period, holders of OP Units generally have the right to cause our operating partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both. During the years ended December 31, 2024, 2023, and 2022, we issued a total of 18,489,300 OP Units with a value of $224,210, a total of 26,674,800 OP Units with a value of $356,803 and a total of 8,395,997 OP Units with a value of $112,873, respectively. During the years ended December 31, 2024 and 2023, we redeemed a total of 968,932 OP Units with a value of $11,282 and a total of 678,065 OP Units with a value of $8,897, respectively.

Earnings Per Share (“EPS”)
Basic per share amounts are based on the weighted average of shares outstanding of 223,648,138, 240,639,048 and 229,552,710 for the years ended December 31, 2024, 2023 and 2022, respectively. We have no dilutive or potentially dilutive securities.
We compute net income per share for Class A, Class M, Class A-I, Class M-I, and Class D common stock using the two-class method. Our Advisor may earn a performance fee (see Note 9-Related Party Transactions) which may impact the net income of each class of common stock differently. The calculated performance component for the years ended December 31, 2024, 2023 and 2022, and the impact on each class of common stock, are shown below. In periods where no performance fee is recognized in our Consolidated Statements of Operations and Comprehensive Income, the net income per share will be the same for each class of common stock.
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
The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I, and Class D common stock:

	Year Ended December 31, 2024
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income before performance fee	$8,818	$2,226	$303	$8,278	$214
Allocation of performance fee	—	—	—	—	—
Total	$8,818	$2,226	$303	$8,278	$214
Weighted average number of common shares outstanding	99,408,289	25,094,355	3,418,311	93,319,813	2,407,370
Basic and diluted net income per share:	$0.09	$0.09	$0.09	$0.09	$0.09

	Year Ended December 31, 2023
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(51,709)	$(12,314)	$(2,203)	$(44,147)	$(1,366)
Allocation of performance fee	—	—	—	—	—
Total	$(51,709)	$(12,314)	$(2,203)	$(44,147)	$(1,366)
Weighted average number of common shares outstanding	111,359,347	26,519,408	4,745,546	95,073,260	2,941,487
Basic and diluted net loss per share:	$(0.46)	$(0.46)	$(0.46)	$(0.46)	$(0.46)

	Year Ended December 31, 2022
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(16,766)	$(4,327)	$(1,039)	$(12,689)	$(761)
Allocation of performance fee	2,642	1,240	356	2,170	330
Total	$(19,408)	$(5,567)	$(1,395)	$(14,859)	$(1,091)
Weighted average number of common shares outstanding	108,161,922	27,911,145	6,708,638	81,854,681	4,916,324
Basic and diluted net loss per share:	$(0.18)	$(0.20)	$(0.21)	$(0.18)	$(0.22)

Distributions Declared
The distributions declared per share for each of our classes of common stock for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/25/2024	$0.14500	$0.12210	$0.13652	$0.13669	$0.14500	$0.14500
6/24/2024	0.15750	0.13561	0.14941	0.15030	0.15750	0.15750
9/23/2024	0.15750	0.13613	0.14951	0.15069	0.15750	0.15750
12/23/2024	0.15750	0.13571	0.14923	0.15061	0.15750	0.15750
Total	$0.61750	$0.52955	$0.58467	$0.58829	$0.61750	$0.61750

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/24/2023	$0.14500	$0.11884	$0.13532	$0.13693	$0.14500	$0.14500
6/23/2023	0.14500	0.11974	0.13555	0.13718	0.14500	0.14500
9/22/2023	0.14500	0.12007	0.13577	0.13731	0.14500	0.14500
12/22/2023	0.14500	0.12069	0.13595	0.13760	0.14500	0.14500
Total	$0.58000	$0.47934	$0.54259	$0.54902	$0.58000	$0.58000

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class D
3/24/2022	$0.14000	$0.11467	$0.13095	$0.13100	$0.14000	$0.14000
6/23/2022	0.14000	0.11270	0.12951	0.13102	0.14000	0.14000
9/22/2022	0.14000	0.11240	0.12962	0.13082	0.14000	0.14000
12/22/2022	0.14000	0.11204	0.12966	0.13100	0.14000	0.14000
Total	$0.56000	$0.45181	$0.51974	$0.52384	$0.56000	$0.56000
________
(1)     Distributions paid are net of dealer manager fees applicable to each share class.

Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC, or in a private placement, and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Current Public Offering until December 21, 2021, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Current Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Current Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the Current Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Current Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of December 31, 2024 and 2023, LaSalle has paid $2,821 and $2,185, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in accrued offering costs on the Consolidated Balance Sheets.

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
The sale of beneficial interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by the operating partnership and as such, the property will remain on our books and records. The proceeds received from each DST offering will be accounted for as a financing obligation on the Consolidated Balance Sheets. Upfront costs for legal work and debt placement costs for the DST totaling $1,148 are reimbursed by DST investors and are accounted for as deferred loan costs and are netted against the financing obligation on our Consolidated Balance Sheets.
Under the master lease, we are responsible for subleasing the DST Property to tenants, for covering all costs associated with operating the underlying DST Property, and for paying base rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes), the DST Properties are included in our consolidated financial statements, with the master lease rent payments accounted for as interest expense for programs launched prior to October 1, 2023. During the years ended December 31, 2024 and 2023, we recorded interest expense related to the master lease in the amounts of $28,365 and $37,098, respectively. We will record non-cash interest expense over the expected period until exercising of the fair market value purchase option for properties that have increased in fair value. We will recognize non-cash interest income (recorded as a reduction to interest expense) at exercise of the fair market value purchase option for properties that have decreased in fair value in addition to when properties have decreased in fair value following initial periods when the fair value has increased. For the years ended December 31, 2024 and 2023, we incurred non-cash interest expense of $5,775, and $76,186 respectively. For the years ended December 31, 2024 and 2023, we recorded non-cash interest income of $36,808 and $7,371, respectively.
Commencing on October 1, 2023, we have elected the fair value option for DST Programs launching after that date and as such the financial obligation will be remeasured on a recurring basis. We account for payments made to the DST under the master lease as a reduction of our financial obligations prior to remeasuring the fair value. During the year ended December 31, 2024, we recorded $5,758 of net unrealized loss on financing obligations related to DST Programs for which we elected the fair value option which was inclusive of $13,058 of payments made under the master lease.
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
As of December 31, 2024, we have sold approximately $1,702,000 of interests related to the DST Program. As of December 31, 2024, the following properties are included in our DST Program:

Duke Medical Center	Louisville Logistics Center	Oak Street Lofts
South Reno Medical Center	140 Park Ave	Woodlawn Point
Sugar Land Medical Plaza	47 National Way	Woodside Trumbull Apartments
Suwanee Distribution Center	Taunton Distribution Center	Chandler Distribution Center
Silverstone Marketplace	Townlake of Coppell	Jory Trail at the Grove
West Phoenix Distribution Center	Haven North Andover	Whitestone Market
6500 Kaiser Drive	Elgin Distribution Center
6300 Dumbarton Circle	Grand Prairie Distribution Center

NOTE 9—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties, excluding those classified as held for sale, based on operating leases in place at December 31, 2024 are as follows:

Year	Amount
2025	$271,279
2026	189,713
2027	159,276
2028	138,313
2029	116,285
Thereafter	392,490
Total	$1,267,356
Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the years ended December 31, 2024, 2023 and 2022, no individual tenant accounted for greater than 10% of minimum base rents. The majority of the decrease in rents from 2025 future rents to 2026 is related to our residential properties which generally have a one year lease life.
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
The fixed advisory fees for the years ended December 31, 2024, 2023 and 2022 were $40,392, $44,400 and $43,364, respectively. The performance fees for the years ended December 31, 2024, 2023 and 2022 were $0, $0 and $6,969, respectively. Included in Advisor fees payable for the years ended December 31, 2024 and 2023 were $3,328 and $3,672 of fixed fee expense, respectively, and no performance fee expenses.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, for property management, construction management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the years ended December 31, 2024, 2023 and 2022, JLL Americas was paid $3,543, $2,603 and $2,098, respectively.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the years ended December 31, 2024, 2023 and 2022, we paid the Dealer Manager selling commissions and dealer manager fees totaling $11,899, $13,969 and $16,075, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in accrued offering costs at December 31, 2024 and 2023 were $177,191 and $181,832 of future dealer manager fees payable, respectively.
As of December 31, 2024 and 2023, we owed $2,821 and $2,185, respectively, for organization and offering costs paid by LaSalle (see Note 7 - Common Stock and OP Units). These costs are included in Accrued offering costs.

LaSalle Investment Management Distributors, LLC also serves as the dealer manager for the DST Program on a “best efforts” basis. Our taxable REIT subsidiary, which is a wholly owned subsidiary of our operating partnership, will pay the dealer manager upfront selling commissions, upfront dealer manager fees and placement fees of up to 5.0%, 1.0% and 1.0%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. All upfront selling commissions and upfront dealer manager fees are reallowed to participating broker-dealers. For the years ended December 31, 2024 and 2023, our taxable REIT subsidiary paid $12,994 and $8,255, respectively, to the Dealer Manager. In addition, the dealer manager may receive an ongoing investor servicing fee that is calculated daily on a continuous basis from year to year equal to 1/365th of (a) 0.25% of the NAV of each outstanding unit of beneficial interest for such day, payable by the DSTs; (b) 0.85% of the NAV of each outstanding Class A OP Unit, 0.30% of the NAV of each outstanding Class M OP Unit and 0.30% of the NAV of each outstanding Class A-I OP Unit for such day issued in connection with the FMV Option, payable by our operating partnership; and (c) 0.85% of the NAV of each outstanding Class A share, 0.30% of the NAV of each outstanding Class M share and 0.30% of the NAV of each outstanding Class A-I share for such day issued in connection with the Redemption Right, payable by us. The investor servicing fee may continue for so long as the investor in the DST Program holds beneficial interests, Class A, Class M, and Class A-I OP Units or Class A, Class M and Class A-I shares that were issued in connection with the DST Program. No investor servicing fee will be paid on Class M-I OP Units or Class M-I shares. For the years ended December 31, 2024 and 2023, the DSTs paid $2,285 and $2,043, respectively, in investor servicing fees to the Dealer Manager in connection with the DST Program.
LaSalle also serves as the manager for the DST Program. Each DST may pay the manager a management fee equal to a to-be-agreed-upon percentage of the total equity of such DST. For the years ended December 31, 2024 and 2023, the DSTs paid $1,381 and $1,275, respectively, in management fees to our Advisor in connection with the DST Program.
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
We are subject to fixed ground lease payments on South Beach Parking Garage of $126 per year until September 30, 2029, which will increase every five years thereafter by the lesser of 12% or the cumulative Consumer Price Index ("CPI") over the previous five year period. We are also subject to a variable ground lease payment calculated as 2.5% of revenue. The lease expires September 30, 2041 and has a ten-year renewal option.
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

NOTE 12—SEGMENT REPORTING
We have five operating segments: healthcare, industrial, residential, retail and other. Other includes operations of our consolidated parking garage and mortgage notes receivable. Consistent with how our chief operating decision maker ("CODM") reviews and manages our properties, the financial information summarized below is presented by operating segment for the years ended December 31, 2024, 2023 and 2022. Our CODM is made up of our chief executive officer and two executives of our Advisor's portfolio management group.

Year Ended December 31, 2024	Healthcare	Industrial	Residential	Retail	Other	Total
Assets	$604,502	$1,657,627	$1,417,376	$581,580	$152,883	$4,413,968
Capital expenditures by segment	9,977	18,704	20,464	4,759	—	53,904

Revenues:
Rental revenue	$63,876	$129,358	$138,101	$54,078	$(44)	$385,369
Other revenue	1,864	501	5,896	3,108	1,925	13,294
Interest on mortgage note receivable	—	—	—	—	8,873	8,873
Total revenues	$65,740	$129,859	$143,997	$57,186	$10,754	$407,536
Adjustments to total revenues(1)	(3,353)	(4,564)	(466)	(3,342)	15	(11,710)
Total segment revenue	$62,387	$125,295	$143,531	$53,844	$10,769	$395,826

Operating expenses:
Real estate taxes	$5,942	$22,426	$19,526	$6,558	$403	$54,855
Property operating	14,504	10,939	39,245	9,480	762	74,930
Property general and administrative	336	501	153	796	87	1,873
Total operating expenses	$20,782	$33,866	$58,924	$16,834	$1,252	$131,658
Adjustments to total operating expenses(2)	—	(103)	(227)	(446)	—	(776)
Total segment operating expenses	$20,782	$33,763	$58,697	$16,388	$1,252	$130,882

Total segment operating income	$41,605	$91,532	$84,834	$37,456	$9,517	$264,944

Reconciliation to net income
Total segment operating income						$264,944
Elimination of adjustments						10,934
Corporate level revenue and operating expenses						(1,917)
Advisor fees						(40,392)
Company level expenses						(7,686)
Provision for impairment of real estate						(21,135)
Depreciation and amortization						(144,622)
Interest expense						(82,530)
Unrealized loss on financial obligation						(5,758)
Loss from unconsolidated real estate affiliates and fund investment						(13,713)
Investment income on marketable securities						989
Net realized loss upon sale of marketable securities						(5,015)
Gain on disposition of property and extinguishment of debt, net						73,510
Net Income						$27,609

Reconciliation to total consolidated assets as of December 31, 2024
Assets per reportable segments						$4,413,968
Investment in unconsolidated real estate affiliates, real estate fund investment, corporate level and other assets						589,713
Total consolidated assets						$5,003,681
________
(1)    Adjustments represent exclusion of straight-line rent and amortization of above and below lease intangibles as well as amounts attributable to our joint venture partner's share of total revenues.
(2)    Adjustments represent amounts attributable to our joint venture partner's share of total operating expenses.

Year Ended December 31, 2023	Healthcare	Industrial	Residential	Retail	Other	Total
Assets	$620,381	$1,635,434	$1,536,027	$591,782	$114,226	$4,497,850
Capital expenditures by segment	$4,994	$15,269	$18,123	$7,899	$—	$46,285

Revenues:
Rental revenue	$62,737	$124,629	$137,246	$53,244	$385	$378,241
Other revenue	1,493	1,884	6,529	1,025	2,021	12,952
Interest on mortgage note receivable	—	—	—	—	2,015	2,015
Total revenues	$64,230	$126,513	$143,775	$54,269	$4,421	$393,208
Adjustments to total revenues(1)	(4,115)	(4,906)	(791)	(2,021)	(21)	(11,854)
Total segment revenue	$60,115	$121,607	$142,984	$52,248	$4,400	$381,354

Operating expenses:
Real estate taxes	$5,659	$21,235	$18,689	$6,428	$375	$52,386
Property operating	13,854	9,942	38,963	9,437	843	73,039
Property general and administrative	405	500	102	882	123	2,012
Total operating expenses	$19,918	$31,677	$57,754	$16,747	$1,341	$127,437
Adjustments to total operating expenses(2)	—	(90)	(352)	(444)	—	(886)
Total segment operating expenses	$19,918	$31,587	$57,402	$16,303	$1,341	$126,551

Total segment operating income	$40,197	$90,020	$85,582	$35,945	$3,059	$254,803

Reconciliation to net income
Total segment operating income						$254,803
Elimination of adjustments						10,968
Corporate level revenue and general and administrative expenses						(42)
Advisor fees						(44,400)
Company level expenses						(6,268)
Depreciation and amortization						(147,470)
Interest expense						(195,483)
Loss from unconsolidated real estate affiliates and fund investments						(10,815)
Investment income on marketable securities						2,170
Net realized loss upon sale of marketable securities						(1,675)
Net unrealized change in fair value of investment in marketable securities						5,703
Gain on disposition of property and extinguishment of debt, net						14,056
Net loss						$(118,453)

Reconciliation to total consolidation assets as of December 31, 2023
Assets per reportable segments						$4,497,850
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						726,237
Total consolidated assets						$5,224,087
________
(1)    Adjustments represent exclusion of straight-line rent and amortization of above and below lease intangibles as well as amounts attributable to our joint venture partner's share of total revenues.
(2)    Adjustments represent amounts attributable to our joint venture partner's share of total operating expenses.

Year Ended December 31, 2022		Healthcare	Industrial	Residential	Retail	Other	Total
Capital expenditures by segment		$4,536	$9,202	$8,692	$5,014	$11	$27,455

Revenues:
Rental revenue		$50,179	$106,020	$115,259	$55,863	$310	$327,631
Other income		1,392	127	5,594	500	2,099	9,712
Total revenues		$51,571	$106,147	$120,853	$56,363	$2,409	$337,343
Adjustments to total revenues(1)		(3,808)	(5,245)	(428)	(4,313)	8	(13,786)
Total segment revenue		$47,763	$100,902	$120,425	$52,050	$2,417	$323,557

Operating expenses:
Real estate taxes		$4,927	$16,730	$17,086	$6,177	$389	$45,309
Property operating		10,346	9,172	32,423	8,798	798	61,537
Property general and administrative		290	440	191	554	103	1,578
Total operating expenses		$15,563	$26,342	$49,700	$15,529	$1,290	$108,424
Adjustments to total operating expenses(2)		—	(95)	(211)	(369)	—	(675)
Total segment operating expenses		$15,563	$26,247	$49,489	$15,160	$1,290	$107,749

Total segment operating income		$32,200	$74,655	$70,936	$36,890	$1,127	$215,808

Reconciliation to net income
Total segment operating income							215,808
Elimination of adjustments							13,111
Corporate level revenue and general and administrative expenses							(1,459)
Advisor fees							(50,333)
Company level expenses							(8,762)
Depreciation and amortization							(138,104)
Interest expense							(99,284)
Loss from unconsolidated real estate affiliates and fund investments							(3,403)
Investment income on marketable securities							1,505
Net realized loss upon sale of marketable securities							(879)
Net unrealized change in fair value of investment in marketable securities							(9,570)
Gain on disposition of property and extinguishment of debt, net							37,253
Net loss	i						$(44,117)
________
(1)    Adjustments represent exclusion of straight-line rent and amortization of above and below lease intangibles as well as amounts attributable to our joint venture partner's share of total revenues.
(2)    Adjustments represent amounts attributable to our joint venture partner's share of total operating expense

NOTE 13—INVESTMENT IN MARKETABLE SECURITIES
During the year ended December 31, 2024, we liquidated our investment in marketable securities, which consisted entirely of stock of publicly traded REITs. The following is a summary of our investment in marketable securities held as of December 31, 2023.

December 31, 2023
Investment in marketable securities - cost	$51,129
Unrealized gains	2,463
Unrealized losses	(3,392)
Net unrealized loss	(929)
Investment in marketable securities - fair value	$50,200
Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares purchased first are sold first. During the year ended December 31, 2024, marketable securities sold generated proceeds of $53,932, resulting in realized gains of $4,727, and realized losses of $9,742. During the year ended December 31, 2023, marketable securities sold generated proceeds of $27,867, resulting in realized gains of $870, and realized losses of $2,545.
NOTE 14—SUBSEQUENT EVENTS
On January 2, 2025, JLL acquired 8,726,003 Class D shares for $100,000 of our common stock at the daily NAV offering price of $11.46.
On January 15, 2025, we sold 237 Via Vera Cruz, an industrial building totaling 80,000 square feet located in San Marcos, California for approximately $16,200 less closing costs. In connection with the disposition, the mortgage loan associated with the property of $13,100 was retired. We estimate a gain on the sale of the property in the amount of $2,000 and a loss on the extinguishment of debt of $100.
On March 4, 2025, we exercised our first twelve month extension option on our Credit Facility.
On March 5, 2025, we acquired Richmond Distribution Center, a 279,000 square foot industrial property located in Richmond, Virginia for approximately $40,700. The acquisition was funded with cash on hand.
On March 12, 2025, our board of directors approved a gross dividend for the first quarter of 2025 of $0.1575 per share to stockholders and OP Unit holders of record as of March 24, 2025. The dividend will be paid on or around March 27, 2025. Stockholders and OP Unit holders will receive $0.1575 per share or OP Unit, less applicable class-specific fees, if any.

*  *  *  *  *  *

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2024

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Healthcare Properties:
Monument IV at Worldgate—Herndon, VA	$—	$5,186	$57,013	$—	$9,680	$—	$5,186	$66,693	$71,879
140 Park Avenue—Florham Park, NJ	—	3,162	34,784	—	(4)	—	3,162	34,780	37,942
San Juan Medical Center- San Juan Capistrano, CA	16,730	9,807	13,303	—	1,239	—	9,807	14,542	24,349
Genesee Plaza - San Deigo, CA	—	8,222	73,964	—	6,765	—	8,222	80,729	88,951
Fountainhead Corporate Park--Tempe, AZ	—	5,942	36,301	—	9,339	—	5,942	45,640	51,582
170 Park Avenue-Florham Park, NJ	—	4,612	38,337	—	140	—	4,612	38,477	43,089
South Reno Medical Center-Reno, NV	—	1,029	9,882	—	(93)	—	1,029	9,789	10,818
North Tampa Surgery Center-Odessa, FL	—	1,227	5,069	—	(4)	—	1,227	5,065	6,292
1203 SW 7 Highway-Blue Springs, MO	—	171	2,355	—	11	—	171	2,366	2,537
8600 NE 82nd Street-Kansas City, MO	—	143	3,519	—	12	—	143	3,531	3,674
Sugar Land Medical Office-Sugar Land, TX	—	2,449	9,943	—	307	—	2,449	10,250	12,699
Roeland Park Medical Office-Roeland Park, KS	—	1,057	8,182	—	4	—	1,057	8,186	9,243
Durham Medical Center-Durham, NC	—	974	29,575	—	217	—	974	29,792	30,766
9101 Stony Point Drive--Richmond, VA	—	3,980	37,939	—	33	—	3,980	37,972	41,952
Cedar Medical Center at Flagstaff-Flagstaff, AZ	—	1,735	12,814	—	—	—	1,735	12,814	14,549
North Boston Medical Center-Haverhill, MA	—	2,004	16,253	—	1	—	2,004	16,254	18,258
North Charlotte Medical Center-Denver, NC	—	2,462	8,562	—	1	—	2,462	8,563	11,025
Grand Rapids Medical Center-Wyoming, MI	—	1,031	5,941	—	—	—	1,031	5,941	6,972
Glendale Medical Center-Los Angeles, CA	—	2,782	13,074	—	—	—	2,782	13,074	15,856
6300 Dumbarton Circle-Fremont, CA	—	5,804	23,359	—	52	—	5,804	23,411	29,215
6500 Kaiser Drive-Fremont, CA	—	11,542	17,535	—	253	—	11,542	17,788	29,330
Greater Sacramento Medical Center-Rancho Cordova, CA	—	1,105	8,770	—	1	—	1,105	8,771	9,876
Total Healthcare Properties	16,730	76,426	466,474	—	27,954	—	76,426	494,428	570,854

Industrial Properties:
Kendall Distribution Center—Atlanta, GA	—	2,656	12,836	(293)	957	$—	$2,363	$13,793	$16,156
Suwanee Distribution Center—Suwanee, GA	—	6,155	27,598	—	973	—	6,155	28,571	34,726
Grand Prairie Distribution Center—Grand Prairie, TX	—	2,100	12,478	—	635	—	2,100	13,113	15,213
Charlotte Distribution Center—Charlotte, NC	—	5,381	15,002	—	426	—	5,381	15,428	20,809
4050 Corporate Drive—Grapevine, TX	12,147	5,200	18,327	—	2,126	—	5,200	20,453	25,653
4055 Corporate Drive—Grapevine, TX	5,573	2,400	12,377	—	2,990	—	2,400	15,367	17,767
2501-2575 Allan Drive—Elk Grove, IL	—	4,300	10,926	—	916	—	4,300	11,842	16,142
2601-2651 Allan Drive—Elk Grove, IL	—	2,600	7,726	—	336	—	2,600	8,062	10,662
1300 Michael Drive—Wood Dale, IL	—	1,900	6,770	—	411	—	1,900	7,181	9,081

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
1350 Michael Drive—Wood Dale, IL	—	1,500	5,059	—	277	—	1,500	5,336	6,836
1225 Michael Drive—Wood Dale, IL	—	2,600	7,149	—	428	—	2,600	7,577	10,177
200 Lewis Drive—Wood Dale, IL	—	1,100	4,165	—	235	—	1,100	4,400	5,500
1301-1365 Mittel Boulevard—Chicago, IL	—	2,700	5,473	—	626	—	2,700	6,099	8,799
Tampa Distribution Center- Tampa, FL	—	3,507	22,485	—	1,867	—	3,507	24,352	27,859
Aurora Distribution Center- Aurora, IL	—	9,861	14,646	—	—	—	9,861	14,646	24,507
28150 West Harrison Parkway- Valencia, CA	—	2,760	8,899	—	730	—	2,760	9,629	12,389
28145 West Harrison Parkway- Valencia, CA	—	3,468	10,111	—	577	—	3,468	10,688	14,156
28904 Avenue Paine- Valencia, CA	—	3,812	10,535	—	953	—	3,812	11,488	15,300
25045 Avenue Tibbitts- Santa Clarita, CA	—	4,087	13,224	—	1,107	—	4,087	14,331	18,418
Mason Mill Distribution Center—Buford, GA	17,500	3,406	23,312	—	(124)	—	3,406	23,188	26,594
Fremont Distribution Center - Fremont, CA	—	29,427	7,024	—	2,295	—	29,427	9,319	38,746
3324 Trinity Boulevard - Grand Prairie, TX	—	3,215	11,255	—	37	—	3,215	11,292	14,507
Taunton Distribution Center - Taunton, MA	—	2,000	21,589	—	94	—	2,000	21,683	23,683
Chandler Distribution Center - Chandler, AZ	—	3,803	24,095	—	439	—	3,803	24,534	28,337
Fort Worth Distribution Center--Fort Worth, TX	—	3,059	21,053	—	1,296	—	3,059	22,349	25,408
4993 Anson Boulevard--Whitestown, IN	17,000	2,197	20,224	—	(39)	—	2,197	20,185	22,382
5102 E 500 South--Whitestown, IN	17,000	3,460	28,049	—	(50)	—	3,460	27,999	31,459
Louisville Distribution Center—Shepherdsville, KY	52,250	9,028	66,792	—	4,283	—	9,028	71,075	80,103
6511 West Frye Road—Chandler, AZ	12,250	2,102	15,511	—	1,666	—	2,102	17,177	19,279
6565 West Frye Road—Chandler, AZ	12,250	2,451	18,807	—	23	—	2,451	18,830	21,281
6615 West Frye Road—Chandler, AZ	12,250	2,799	18,030	—	19	—	2,799	18,049	20,848
6677 West Frye Road—Chandler, AZ	12,250	2,451	18,662	—	53	—	2,451	18,715	21,166
5 National Way—Durham, NC	—	6,846	21,233	—	121	—	6,846	21,354	28,200
47 National Way—Durham, NC	—	6,840	20,401	—	2,114	—	6,840	22,515	29,355
South San Diego Distribution Center—San Diego, CA	72,500	18,496	123,681	—	11,030	—	18,496	134,711	153,207
2451 Bath Road—Elgin, IL	—	4,247	26,182	—	6	—	4,247	26,188	30,435
1755 Britannia Drive—Elgin, IL	—	1,046	10,522	—	726	—	1,046	11,248	12,294
687 Conestoga Parkway—Shepardsville, KY	—	2,462	33,393	—	429	—	2,462	33,822	36,284
Louisville Airport Distribution Center—Louisville, KY	—	2,843	26,812	—	(1)	—	2,843	26,811	29,654
Friendship Distribution Center-Buford, GA	—	7,082	80,654	—	4	—	7,082	80,658	87,740
13500 Danielson Street-Poway, CA	10,990	7,624	11,503	—	555	—	7,624	12,058	19,682
4211 Starboard-Fremont, CA	20,612	13,409	13,872	—	7,714	—	13,409	21,586	34,995
2840 Loker Avenue-Carlsbad, CA	14,316	7,631	16,030	—	245	—	7,631	16,275	23,906
15890 Bernardo Center Drive-San Diego, CA	8,702	2,316	11,715	—	407	—	2,316	12,122	14,438
NE Atlanta DC-Jefferson, GA	—	7,587	42,725	—	—	—	7,587	42,725	50,312

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
6635 West Frye Road-Chandler, AZ	—	2,960	24,950	—	18	—	2,960	24,968	27,928
6575 West Frye Road-Chandler, AZ	—	3,971	29,415	—	20	—	3,971	29,435	33,406
West Phoenix Distribution Center-Glendale, AZ	—	28,914	95,012	—	—	—	28,914	95,012	123,926
Puget Sound Distribution Center-Lacey, WA	—	3,898	17,470	—	549	—	3,898	18,019	21,917
Louisville Logistics Center-Shepherdsville, KY	—	8,336	62,032	—	—	—	8,336	62,032	70,368
Minneapolis Distribution Center-Maple Grove MN	—	7,342	50,732	—	—	—	7,342	50,732	58,074
Total Industrial Properties	297,590	281,335	1,238,523	(293)	50,499	—	281,042	1,289,022	1,570,064

Residential Properties:
Townlake of Coppell—Coppell, TX	36,030	8,444	36,805	—	2,959	—	8,444	39,764	48,209
AQ Rittenhouse—Philadelphia, PA	26,370	11,000	39,963	(2,869)	(15,498)	—	8,131	24,465	32,596
Lane Park Apartments—Mountain Brook, AL	37,000	5,100	66,428	—	15,520	—	5,100	81,948	87,048
Dylan Point Loma—San Diego, CA	38,006	19,000	70,860	—	545	—	19,000	71,405	90,405
The Penfield—St. Paul, MN	35,500	8,021	52,713	—	1,188	—	8,021	53,901	61,922
Jory Trail at the Grove—Wilsonville, OR	—	7,877	64,369	—	4,185	—	7,877	68,554	76,431
The Reserve at Johns Creek Walk—Johns Creek, GA	26,000	7,552	38,025	(327)	2,858	—	7,225	40,883	48,108
Villas at Legacy—Plano, TX	37,500	6,888	48,504	—	5,797	—	6,888	54,301	61,189
Summit at San Marcos - Chandler, AZ	37,000	6,401	63,335	—	(962)	—	6,401	62,373	68,774
Haven North Andover-North Andover, MA	35,900	7,501	75,403	—	1,645	—	7,501	77,048	84,549
The Preserve at the Meadows--Fort Collins, CO	32,400	5,500	86,125	—	675	—	5,500	86,800	92,300
The Rockwell--Berlin, MA	46,310	9,656	53,870	—	1,289	—	9,656	55,159	64,815
Miramont-Fort Collins, CO	26,067	8,140	63,156	—	246	—	8,140	63,402	71,542
Pinecone-Fort Collins, CO	23,921	9,217	49,005	—	1,861	—	9,217	50,866	60,083
Reserve at Venice-North Venice, FL	55,800	8,558	43,833	—	2,145	—	8,558	45,978	54,536
Woodside Trumbull-Trumbull, CT	34,500	4,654	91,755	—	(505)	—	4,654	91,250	95,904
Jefferson Lake Howell-Casselberry, FL	53,535	12,680	139,532	—	194	—	12,680	139,726	152,406
Oak Street Lofts-Tigard, OR	—	5,325	75,260	—	381	—	5,325	75,641	80,966
Molly Brook on Belmont-North Haledon, NJ	52,399	8,893	60,049	4	128	—	8,897	60,177	69,074
Creekview Crossing-Sherwood, OR	25,770	4,623	47,088	—	1,429		4,623	48,517	53,140
Single-Family Rental Portfolio II	—	32,957	131,411	—	—	—	32,957	131,411	164,368
Total Residential Properties	660,008	197,987	1,397,489	(3,192)	26,080	—	194,795	1,423,569	1,618,364

Retail Properties:
The District at Howell Mill—Atlanta, GA	26,254	10,000	56,040	—	8,651	—	10,000	64,691	74,691
Grand Lakes Marketplace—Katy, TX	23,900	5,215	34,770	—	1,426	—	5,215	36,196	41,411
Rancho Temecula Town Center—Temecula, CA	28,000	14,600	41,180	—	509	—	14,600	41,689	56,289

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Skokie Commons—Skokie, IL	22,046	8,859	25,705	891	110	—	9,750	25,815	35,565
Whitestone Market—Austin, TX	—	7,000	39,868	—	3,528	—	7,000	43,396	50,396
Maui Mall—Maui, HI	33,739	44,257	39,454	(547)	11,278	—	43,710	50,732	94,442
Silverstone Marketplace—Scottsdale, AZ	—	8,012	33,771	—	567	—	8,012	34,338	42,350
Kierland Village Center—Scottsdale, AZ	—	7,037	26,693	—	1,203	—	7,037	27,896	34,933
Timberland Town Center—Beaverton, OR	18,645	6,083	33,826	—	1,069	—	6,083	34,895	40,978
Montecito Marketplace—Las Vegas, NV	—	11,410	45,212	—	1,568	—	11,410	46,780	58,190
Milford Crossing-Milford, MA	—	1,124	30,869	—	(100)	—	1,124	30,769	31,893
Patterson Place-Durham, NC	—	855	12,169	—	106	—	855	12,275	13,130
Silverado Square-Las Vegas, NV	—	4,293	16,273	—	20	—	4,293	16,293	20,586
Woodlawn Point Shopping Center-Marrietta, GA	—	4,731	26,881	—	509	—	4,731	27,390	32,121
Total Retail Properties	152,584	133,476	462,711	344	30,444	—	133,820	493,155	626,975

Other Properties:
South Beach Parking Garage—Miami, FL	—	—	21,467	—	658	—	—	22,125	22,125
Total Other Properties	—	—	21,467	—	658	—	—	22,125	22,125

Total Consolidated Properties:	$1,126,912	$689,224	$3,586,664	$(3,141)	$135,635	$—	$686,082	$3,722,299	$4,408,381

Properties Held for Sale:
237 Via Vera Cruz-San Marcos, CA	11,806	5,421	8,581	—	224	—	5,421	8,805	14,226
Total Properties Held For Sale	$11,806	$5,421	$8,581	$—	$224	$—	$5,421	$8,805	$14,226
The unaudited aggregate cost and accumulated depreciation for tax purposes was approximately $4,671,314 and $790,310, respectively.
(1)Includes net provisions for impairment of real estate taken since acquisition of property.

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Healthcare Properties:
Monument IV at Worldgate—Herndon, VA	$(29,929)	2001	8/27/2004	50 years
140 Park Avenue—Florham Park, NJ	(6,260)	2015	12/21/2015	50 years
San Juan Medical Center- San Juan Capistrano, CA	(2,995)	2015	4/1/2016	50 years
Genesee Plaza - San Deigo, CA	(10,792)	1983	7/2/2019	40 years
Fountainhead Corporate Park--Tempe, AZ	(7,722)	1985	2/6/2020	40 years
170 Park Avenue-Florham Park, NJ	(3,765)	1998	2/2/2021	40 years
South Reno Medical Center-Reno, NV	(735)	2004	12/28/2021	40 years
North Tampa Surgery Center-Odessa, FL	(329)	2021	10/8/2021	50 years
1203 SW 7 Highway-Blue Springs, MO	(177)	2021	12/23/2021	40 years
8600 NE 82nd Street-Kansas City, MO	(212)	2021	12/23/2021	50 years
Sugar Land Medical Office-Sugar Land, TX	(632)	2020	12/30/2021	50 years
Roeland Park Medical Office-Roeland Park, KS	(491)	2021	12/28/2021	50 years
Durham Medical Center-Durham, NC	(2,258)	2010	12/23/2021	40 years
9101 Stony Point Drive--Richmond, VA	(2,535)	2018	9/15/2021	50 years
Cedar Medical Center at Flagstaff-Flagstaff, AZ	(683)	2022	4/29/2022	50 years
North Boston Medical Center-Haverhill, MA	(813)	2017	6/28/2022	50 years
North Charlotte Medical Center-Denver, NC	(428)	2017	6/28/2022	50 years
Grand Rapids Medical Center-Wyoming, MI	(287)	2018	7/21/2022	50 years
Glendale Medical Center-Los Angeles, CA	(790)	2018	7/29/2022	50 years
6300 Dumbarton Circle-Fremont, CA	(1,165)	1990	9/15/2022	40 years
6500 Kaiser Drive-Fremont, CA	(1,314)	1990	9/15/2022	40 years
Greater Sacramento Medical Center-Rancho Cordova, CA	(493)	2012	9/16/2022	40 years
Total Healthcare Properties	(74,805)

Industrial Properties:
Kendall Distribution Center—Atlanta, GA	(5,510)	2002	6/30/2005	50 years
Suwanee Distribution Center—Suwanee, GA	(6,582)	2012	6/28/2013	50 years
Grand Prairie Distribution Center—Grand Prairie, TX	(2,946)	1980	12/18/2013	40 years
Charlotte Distribution Center—Charlotte, NC	(4,144)	2013	1/22/2014	50 years
4050 Corporate Drive—Grapevine, TX	(4,751)	1991	6/27/2014	40 years
4055 Corporate Drive—Grapevine, TX	(3,709)	1996	4/15/2015	40 years
2501-2575 Allan Drive—Elk Grove, IL	(2,706)	1996	4/15/2015	40 years
2601-2651 Allan Drive—Elk Grove, IL	(1,901)	1985	9/30/2015	40 years
1300 Michael Drive—Wood Dale, IL	(1,699)	1985	9/30/2015	40 years
1350 Michael Drive—Wood Dale, IL	(1,302)	1985	9/30/2015	40 years
1225 Michael Drive—Wood Dale, IL	(1,739)	1985	9/30/2015	40 years
200 Lewis Drive—Wood Dale, IL	(1,170)	1985	9/30/2015	40 years

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
1301-1365 Mittel Boulevard—Chicago, IL	(1,372)	1985	9/30/2015	40 years
Tampa Distribution Center- Tampa, FL	(5,044)	1985	9/30/2015	40 years
Aurora Distribution Center- Aurora, IL	(2,514)	2009	4/11/2016	40 years
28150 West Harrison Parkway- Valencia, CA	(2,096)	2016	5/19/2016	50 years
28145 West Harrison Parkway- Valencia, CA	(2,227)	1997	6/29/2016	40 years
28904 Avenue Paine- Valencia, CA	(2,376)	1997	6/29/2016	40 years
25045 Avenue Tibbitts- Santa Clarita, CA	(3,177)	1988	6/29/2016	40 years
Mason Mill Distribution Center—Buford, GA	(3,252)	2016	12/29/2016	50 years
Fremont Distribution Center - Fremont, CA	(2,118)	1991	3/29/2019	40 years
3324 Trinity Boulevard - Grand Prairie, TX	(1,592)	2015	5/31/2019	40 years
Taunton Distribution Center - Taunton, MA	(2,476)	2016	8/23/2019	50 years
Chandler Distribution Center - Chandler, AZ	(2,634)	2016	12/5/2019	50 years
Fort Worth Distribution Center--Fort Worth, TX	(2,519)	2020	10/23/2020	50 years
4993 Anson Boulevard--Whitestown, IN	(1,648)	2020	12/11/2020	50 years
5102 E 500 South--Whitestown, IN	(2,285)	2020	12/11/2020	50 years
Louisville Distribution Center—Shepherdsville, KY	(6,837)	2020	1/21/2021	50 years
6511 West Frye Road—Chandler, AZ	(1,840)	2019	2/23/2021	50 years
6565 West Frye Road—Chandler, AZ	(1,447)	2019	2/23/2021	50 years
6615 West Frye Road—Chandler, AZ	(1,387)	2019	2/23/2021	50 years
6677 West Frye Road—Chandler, AZ	(1,437)	2019	2/23/2021	50 years
5 National Way—Durham, NC	(1,387)	2020	9/28/2021	50 years
47 National Way—Durham, NC	(1,545)	2020	9/28/2021	50 years
South San Diego Distribution Center—San Diego, CA	(10,190)	2020	10/28/2021	40 years
2451 Bath Road—Elgin, IL	(1,654)	2020	11/16/2021	50 years
1755 Britannia Drive—Elgin, IL	(1,028)	2020	11/16/2021	50 years
687 Conestoga Parkway—Shepardsville, KY	(2,129)	2021	11/17/2021	50 years
Louisville Airport Distribution Center—Louisville, KY	(1,877)	2020	6/24/2021	50 years
Friendship Distribution Center-Buford, GA	(5,108)	2020	10/20/2021	50 years
13500 Danielson Street-Poway, CA	(1,041)	1997	7/2/2021	40 years
4211 Starboard-Fremont, CA	(1,315)	1997	7/9/2021	40 years
2840 Loker Avenue-Carlsbad, CA	(1,280)	1998	11/30/2021	40 years
15890 Bernardo Center Drive-San Diego, CA	(919)	1991	11/30/2021	40 years
NE Atlanta DC-Jefferson, GA	(2,939)	2016	04/08/2022	40 years
6635 West Frye Road-Chandler, AZ	(1,727)	2019	06/08/2022	50 years
6575 West Frye Road-Chandler, AZ	(1,523)	2019	06/08/2022	50 years
West Phoenix Distribution Center-Glendale, AZ	(4,276)	2022	09/30/2022	50 years
Puget Sound Distribution Center-Lacey, WA	(880)	2021	10/06/2022	50 years
Louisville Logistics Center-Shepherdsville, KY	(2,106)	2022	04/10/2023	50 years
Minneapolis Distribution Center-Maple Grove MN	(120)	2022	11/19/2024	50 years
Total Industrial Properties	(131,481)

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Residential Properties:
Townlake of Coppell—Coppell, TX	(9,907)	1986	5/22/2015	40 years
AQ Rittenhouse—Philadelphia, PA	—	2015	7/30/2015	50 years
Lane Park Apartments—Mountain Brook, AL	(13,360)	2014	5/26/2016	50 years
Dylan Point Loma—San Diego, CA	(12,133)	2016	8/9/2016	50 years
The Penfield—St. Paul, MN	(9,214)	2013	9/22/2016	50 years
Jory Trail at the Grove—Wilsonville, OR	(11,228)	2012	7/14/2017	50 years
The Reserve at Johns Creek Walk—Johns Creek, GA	(8,103)	2007	7/28/2017	40 years
Villas at Legacy—Plano, TX	(9,674)	1999	6/6/2018	40 years
Summit at San Marcos - Chandler, AZ	(6,982)	2018	7/31/2019	50 years
Haven North Andover-North Andover, MA	(5,622)	2019	5/3/2021	50 years
The Preserve at the Meadows--Fort Collins, CO	(5,862)	2001	8/23/2021	40 years
The Rockwell--Berlin, MA	(5,196)	2020	8/31/2021	50 years
Miramont-Fort Collins, CO	(5,174)	1995	9/29/2021	40 years
Pinecone-Fort Collins, CO	(4,781)	1993	9/29/2021	40 years
Reserve at Venice-North Venice, FL	(4,311)	2021	12/17/2021	50 years
Woodside Trumbull-Trumbull, CT	(5,998)	2021	12/21/2021	50 years
Jefferson Lake Howell-Casselberry, FL	(8,710)	2021	03/30/2022	50 years
Oak Street Lofts-Tigard, OR	(4,326)	2019	07/15/2022	50 years
Molly Brook on Belmont-North Haledon, NJ	(3,160)	2022	09/27/2022	50 years
Creekview Crossing-Sherwood, OR	(1,098)	2009	02/29/2024	50 years
Single-Family Rental Portfolio II	(7,855)	Various	Various	50 years
Total Residential Properties	(142,694)

Retail Properties:
The District at Howell Mill—Atlanta, GA	(22,462)	2006	6/15/2007	50 years
Grand Lakes Marketplace—Katy, TX	(7,989)	2012	9/17/2013	50 years
Rancho Temecula Town Center—Temecula, CA	(11,061)	2007	6/16/2014	40 years
Skokie Commons—Skokie, IL	(5,072)	2015	5/15/2015	50 years
Whitestone Market—Austin, TX	(9,824)	2003	9/30/2015	40 years
Maui Mall—Maui, HI	(15,387)	1971	12/22/2015	40 years
Silverstone Marketplace—Scottsdale, AZ	(5,871)	2015	7/27/2016	50 years
Kierland Village Center—Scottsdale, AZ	(5,676)	2001	9/30/2016	40 years
Timberland Town Center—Beaverton, OR	(5,829)	2015	9/30/2016	50 years
Montecito Marketplace—Las Vegas, NV	(8,690)	2007	8/8/2017	50 years
Milford Crossing-Milford, MA	(3,032)	2017	1/29/2020	50 years
Patterson Place-Durham, NC	(786)	2010	5/31/2022	40 years
Silverado Square-Las Vegas, NV	(842)	2018	6/1/2022	50 years

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Woodlawn Point Shopping Center-Marrietta, GA	(1,751)	1993	6/30/2022	40 years
Total Retail Properties	(104,272)

Other Properties:
South Beach Parking Garage—Miami, FL	(6,348)	2001	1/28/2014	40 years
Total Other Properties	(6,348)

Total Consolidated Properties:	$(459,600)

Properties Held for Sale:
237 Via Vera Cruz-San Marcos, CA	(743)	1987	7/2/2021	40 years
Total Properties Held for Sale	$(743)

Reconciliation of Real Estate

Consolidated Properties	2024	2023	2022
Balance at beginning of year	$4,538,986	$4,453,585	$3,608,923
Additions	184,564	147,335	885,330
Assets sold/ written off	(281,596)	(61,934)	(40,668)
Write-downs for impairment charges	(19,332)
Reclassed as held for sale	(14,241)	—	—
Balance at close of year	$4,408,381	$4,538,986	$4,453,585
Reconciliation of Accumulated Depreciation

Consolidated Properties	2024	2023	2022
Balance at beginning of year	$421,204	$335,216	$259,362
Additions	100,272	97,527	85,007
Assets sold/ written off	(53,286)	(11,539)	(9,153)
Write-downs for impairment charges	(7,832)	—	—
Reclassed as held for sale	(758)	—	—
Balance at close of year	$459,600	$421,204	$335,216