Form 10-Q
period 2025-03-31
JLL Income Property Trust, Inc.
filed 2025-05-08
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding on May 7, 2025 were 87,081,869 shares of Class A common stock, 20,147,876 shares of Class M common stock, 2,740,858 shares of Class A-I common stock, 101,769,222 shares of Class M-I common stock and 11,133,373 shares of Class D common stock.

JLL Income Property Trust, Inc.

Item 1. Financial Statements.
JLL Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)
Investments in real estate:
Land (including from VIEs of $79,546 and $79,152, respectively)	$692,295	$686,082
Buildings and equipment (including from VIEs of $298,691 and $290,145, respectively)	3,772,971	3,722,299
Less accumulated depreciation (including from VIEs of $(46,372) and $(44,092), respectively)	(482,937)	(459,600)
Net property and equipment	3,982,329	3,948,781
Investments in unconsolidated real estate affiliates	142,248	148,324
Real estate fund investments	336,069	334,329
Investments in real estate and other assets held for sale, net (including from VIEs of $0 and $13,492, respectively)	—	13,492
Net investments in real estate	4,460,646	4,444,926
Mortgage notes receivable	133,075	132,913
Cash and cash equivalents (including from VIEs of $10,104 and $8,500, respectively)	73,569	85,833
Restricted cash (including from VIEs of $3,253 and $3,807, respectively)	30,689	24,827
Tenant accounts receivable, net (including from VIEs of $239 and $1,035, respectively)	5,667	9,257
Deferred expenses, net (including from VIEs of $5,565 and $4,665, respectively)	23,122	22,470
Acquired intangible assets, net (including from VIEs of $1,545 and $1,792, respectively)	193,549	193,652
Deferred rent receivable, net (including from VIEs of $3,561 and $2,549, respectively)	44,948	42,992
Prepaid expenses and other assets (including from VIEs of $5,829 and $7,462, respectively)	31,150	46,811
TOTAL ASSETS	$4,996,415	$5,003,681
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $102,478 and $103,799, respectively)	$1,472,282	$1,588,536
Liabilities held for sale (including from VIEs of $0 and $11,877, respectively)	—	11,877
Accounts payable and other accrued expenses (including from VIEs of $11,511 and $5,355, respectively)	67,393	64,296
Financing obligation	1,203,888	1,078,102
Accrued offering costs	178,627	180,012
Accrued interest (including from VIEs of $504 and $520, respectively)	4,939	5,431
Accrued real estate taxes (including from VIEs of $1,004 and $1,275, respectively)	14,200	13,079
Advisor fees payable	3,367	3,328
Acquired intangible liabilities, net (including from VIEs of $189 and $200, respectively)	37,199	37,562
TOTAL LIABILITIES	2,981,895	2,982,223
Redeemable noncontrolling interests	17,653	17,641
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 87,420,665 and 89,137,711 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	874	891
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 20,215,195 and 20,462,037 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	202	205
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 2,978,039 and 2,982,425 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	30	30
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 102,398,630 and 103,999,019 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,024	1,040
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 11,133,373 and 2,407,370 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	111	24
Additional paid-in capital (net of offering costs of $383,035 and $379,028 as of March 31, 2025 and December 31, 2024, respectively)	2,700,256	2,652,581
Distributions to stockholders	(977,010)	(944,253)
Accumulated deficit	(112,236)	(106,688)
Total JLL Income Property Trust, Inc. stockholders’ equity	1,613,251	1,603,830
Noncontrolling interests	383,616	399,987
Total equity	1,996,867	2,003,817
TOTAL LIABILITIES AND EQUITY	$4,996,415	$5,003,681
The abbreviation “VIEs” above means Variable Interest Entities.
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Revenues:
Rental revenue	$96,510	$97,143
Other revenue	3,028	3,169
Interest on mortgage notes receivable	2,533	2,162
Total revenues	102,071	102,474
Operating expenses:
Real estate taxes	14,128	14,026
Property operating	17,985	17,659
Property general and administrative	1,071	1,174
Advisor fees	9,834	10,389
Company level expenses	1,898	1,683
Depreciation and amortization	34,734	36,307
Total operating expenses	79,650	81,238

Other income (expenses):
Interest expense	(26,975)	(14,001)
Unrealized loss on financial obligation	(7,132)	(1,229)
Income from unconsolidated real estate affiliates and fund investments	2,483	12,158
Investment income on marketable securities	—	645
Net realized gain upon sale of marketable securities	—	118
Net unrealized change in fair value of investment in marketable securities	—	(1,821)
Gain on disposition of property and extinguishment of debt, net	2,434	—
Total other income and (expenses)	(29,190)	(4,130)
Net (loss) income	(6,769)	17,106
Less: Net loss (income) attributable to the noncontrolling interests	1,221	(2,970)
Net (loss) income attributable to JLL Income Property Trust, Inc.	$(5,548)	$14,136
Net (loss) income attributable to JLL Income Property Trust, Inc. per share-basic and diluted:
Class A	(0.02)	0.06
Class M	(0.02)	0.06
Class A-I	(0.02)	0.06
Class M-I	(0.02)	0.06
Class D	(0.02)	0.06
Weighted average common stock outstanding-basic and diluted	224,975,230	230,710,490

See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except per share amounts
(Unaudited)

	Common Stock		Additional Paid-in Capital	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2024	234,168,910	$2,342	$2,791,951	$(817,439)	$(126,527)	$275,307	$2,125,634
Issuance and conversion of common stock	2,995,022	30	36,764	—	—	—	36,794
Repurchase of shares	(9,919,006)	(100)	(122,596)	—	—	—	(122,696)
Offering costs	—	—	(2,649)	—	—	—	(2,649)
Stock based compensation	29,118	—	350	—	—	—	350
Net income ($20 loss allocated to redeemable noncontrolling interests)	—	—	—	—	14,136	2,990	17,126
Issuance of OP units	—	—	—	—	—	167,998	167,998
Repurchase of OP units	—	—	—	—	—	(600)	(600)
Adjustment of noncontrolling interests	—	—	78,533	—	—	(78,533)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(6,613)	(6,613)
Allocation to redeemable noncontrolling interests	—	—	(579)	—	—	—	(579)
Distributions declared per share ($0.145)	—	—	—	(30,135)	—	—	(30,135)
Balance, March 31, 2024	227,274,044	$2,272	$2,781,774	$(847,574)	$(112,391)	$360,549	$2,184,630

Balance, January 1, 2025	218,988,562	$2,190	$2,652,581	$(944,253)	$(106,688)	$399,987	$2,003,817
Issuance and conversion of common stock	13,572,179	135	155,539	—	—	—	155,674
Repurchase of shares	(8,445,514)	(84)	(97,055)	—	—	—	(97,139)
Offering costs	—	—	(4,007)	—	—	—	(4,007)
Stock based compensation	30,675	—	350	—	—	—	350
Net loss ($158 gain allocated to redeemable noncontrolling interests)	—	—	—	—	(5,548)	(1,379)	(6,927)
Cash contributions from noncontrolling interests	—	—	—	—	—	125	125
Issuance of OP units	—	—	—	—	—	—	—
Repurchase of OP units	—	—	—	—	—	(14,561)	(14,561)
Adjustment of noncontrolling interests	—	—	(7,168)	—	—	7,168	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(7,724)	(7,724)
Allocation to redeemable noncontrolling interests	—	—	16	—	—	—	16
Distributions declared per share ($0.158)	—	—	—	(32,757)	—	—	(32,757)
Balance, March 31, 2025	224,145,902	$2,241	$2,700,256	$(977,010)	$(112,236)	$383,616	$1,996,867
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands, except per share amounts (Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,769)	$17,106
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	34,737	35,571
Gain on disposition of property and extinguishment of debt	(2,434)	—
Net realized gain upon sale of marketable securities	—	(118)
Net unrealized change in fair value of marketable securities	—	1,821
Straight line rent	(1,956)	(1,789)
Loss (income) from unconsolidated real estate affiliates and fund investments	(2,483)	(12,158)
Distributions received from unconsolidated real estate affiliates and fund investments	6,563	3,971
Non-cash interest income related to the DST Program	(520)	(10,503)
Net changes in assets, liabilities and other	13,309	(2,358)
Net cash provided by operating activities	40,447	31,543
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(54,935)	(17,824)
Proceeds from sales of real estate investments and fixed assets	15,555	—
Capital improvements and lease commissions	(12,339)	(12,445)
Investment in unconsolidated real estate affiliates and fund investments	—	(173)
Distributions from unconsolidated real estate affiliates	256	—
Investment in marketable securities	—	(4,530)
Proceeds from sale of marketable securities	—	4,093
Investment in mortgage notes receivable	—	(5,203)
Net cash used in investing activities	(51,463)	(36,082)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	142,617	21,687
Proceeds from DST Program	125,785	81,285
Repurchase of shares	(93,992)	(119,948)
Offering costs	(5,580)	(5,556)
Distributions to stockholders	(13,107)	(10,868)
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(22,453)	(7,329)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	165	24
Draws on credit facility	20,000	68,000
Payment on credit facility	(83,000)	(35,000)
Proceeds from mortgage notes and other debt payable	—	72,900
Debt issuance costs	(754)	(99)
Payment on early extinguishment of debt	(519)	—
Principal payments on mortgage notes and other debt payable	(64,548)	(78,068)
Net cash provided by (used in) financing activities	4,614	(12,972)
Net decrease in cash, cash equivalents and restricted cash	(6,402)	(17,511)
Cash, cash equivalents and restricted cash at the beginning of the period	110,660	114,805
Cash, cash equivalents and restricted cash at the end of the period	$104,258	$97,294
Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to Consolidated Statements of Cash Flows
Cash and cash equivalents	$73,569	$71,801
Restricted cash	30,689	25,493
Cash, cash equivalents and restricted cash at the end of the period	$104,258	$97,294
Supplemental disclosure of cash flow information:
Interest paid	$30,326	$27,905
Non-cash activities:
Write-offs of receivables	$1	$2
Write-offs of retired assets and liabilities	24,059	19,072
Change in liability for capital expenditures	2,082	582
Net liabilities transferred at sale of real estate investments	(82)	—
Net liabilities assumed at acquisition	418	(534)
Change in issuance of common stock receivable and redemption of common stock payable	2,759	2,745
Change in accrued offering costs	(1,573)	(2,907)
Assumption of mortgage notes payable	—	(26,191)
Investments in real estate and settlement of financing obligations in exchange for OP Units	—	167,998
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
JLL Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of healthcare, industrial, residential, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of March 31, 2025, we owned interests in a total of 132 properties and nearly 4,500 single-family rental houses located in 28 states.
We own substantially all of our assets through JLLIPT Holdings, LP, a Delaware limited partnership (our “operating partnership”), of which we are a limited partner and JLLIPT Holdings GP, LLC, our wholly owned subsidiary, is the sole general partner. The use of our operating partnership to hold substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). By using an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his or her property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership ("OP Units") and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction. As of March 31, 2025, we raised aggregate proceeds from the issuance of OP Units in our operating partnership of $709,383, and owned directly or indirectly 80.9% of the OP Units of our operating partnership. The remaining 19.1% of the OP Units are held by third parties.
On October 1, 2012, we commenced our initial public offering of common stock and since that time we have offered shares of our common stock in various public offerings registered with the Securities and Exchange Commission (the "SEC"). On December 21, 2021, our most recent public offering (the "Current Public Offering") of up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, was declared effective by the SEC. As of March 31, 2025, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Current Public Offering of approximately $1,365,800. We intend to continue to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering. On December 3, 2024, we filed a new registration statement to register a follow-on public offering (the "Follow-on Public Offering") of up to $1,500,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock. As of May 8, 2025, our Follow-on Public Offering has not been declared effective.
In addition to our public offerings, on March 3, 2015, we commenced a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated thereunder of up to $350,000 in shares of our Class D common stock with an indefinite duration (the "Private Offering"). As of March 31, 2025, we have raised aggregate gross proceeds of $98,188 in the Private Offering. In addition, on October 16, 2019, we, through our operating partnership, initiated a program (the “DST Program”), and on August 6, 2024, our board of directors approved an increase to raise up to a total of $3,000,000 in private placements exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts ("DSTs") holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of March 31, 2025, we have raised approximately $1,831,000 of aggregate gross proceeds from our DST Program.
From our inception to March 31, 2025, we have received approximately $6,907,200 in gross offering proceeds from various public and private offerings of shares of our common stock, issuance of OP Units as well as aggregate gross proceeds from our DST Program. As of March 31, 2025, 87,420,665 shares of Class A common stock, 20,215,195 shares of Class M common stock, 2,978,039 shares of Class A-I common stock, 102,398,630 shares of Class M-I common stock, and 11,133,373 shares of Class D common stock were outstanding and held by a total of 21,668 stockholders.
LaSalle acts as our advisor pursuant to the advisory agreement among us, our operating partnership and LaSalle (the "Advisory Agreement"). The term of our Advisory Agreement expires June 5, 2026, subject to an unlimited number of successive one-year renewals. Our Advisor, a registered investment advisor with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. Our executive officers are employees of and compensated by our Advisor. We have no employees, as all operations are managed by our Advisor.
LaSalle is a wholly owned but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of March 31, 2025, JLL and its affiliates owned an aggregate of 2,521,801 Class M-I shares and 8,726,003 Class D shares, all of which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a current value of approximately $128,250.
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
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of March 31, 2025, our VIEs include The District at Howell Mill, Grand Lakes Marketplace, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, 15890 Bernardo Center Drive and Single-Family Rental Portfolio II due to the joint venture structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs and our operating partnership. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of March 31, 2025, noncontrolling interests represented the minority members’ proportionate share of The District at Howell Mill, a consolidated joint venture and our operating partnership.
Redeemable noncontrolling interests represent noncontrolling interests that are redeemable at the option of the holder or in circumstances out of our control and therefore are accounted for as temporary equity. The carrying amount of the redeemable noncontrolling interests is adjusted over time on an accretive basis to reflect the fair value at the time the noncontrolling interest becomes redeemable by the holder. Changes in the redemption value of redeemable noncontrolling interests are recorded as an allocation of additional paid in capital on our Consolidated Statements of Equity. We have redeemable noncontrolling interests that relate to Grand Lakes Marketplace, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, 15890 Bernardo Center Drive and Single-Family Rental Portfolio II as of March 31, 2025. As of March 31, 2025, $17,653 related to these third party joint ventures were included in Redeemable noncontrolling interests on our Consolidated Balance Sheet of which $9,400 is immediately puttable by the holder of the noncontrolling interest.
Certain of our joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of its outside joint venture partners.
The carrying amount of our noncontrolling interests reflected in equity are as follows:

	March 31, 2025	December 31, 2024
Interests in the partnership equity of the operating partnership	$379,794	$396,090
Noncontrolling interest in consolidated joint ventures	3,822	3,897
Total noncontrolling interests reflected in equity	$383,616	$399,987
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC on March 14, 2025 (our “2024 Form 10-K”) and should be read in conjunction with such consolidated financial statements and related notes. The following notes to these interim consolidated financial statements highlight changes to the notes included in the December 31, 2024 audited consolidated financial statements included in our 2024 Form 10-K and present interim disclosures as required by the SEC.
The interim financial data as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. At March 31, 2025, our restricted cash balance on our Consolidated Balance Sheet was primarily related to loan escrow amounts and subscriptions received in advance.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at March 31, 2025 and December 31, 2024 was $12,687 and $11,801, respectively.
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
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $144,046 and $159,737 at March 31, 2025 and December 31, 2024, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $22,135 and $21,077 at March 31, 2025 and December 31, 2024, respectively, on the accompanying Consolidated Balance Sheets.
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
Real estate fund investments accounted for under the fair value option are stated at the fair value of our ownership in the fund. The fair value is recorded based upon changes in the NAV of the limited partnership as determined from the financial statements of the real estate fund. During the three months ending March 31, 2025, we recorded a net unrealized gain classified within the Level 3 category of $1,996 and during the three months ended March 31, 2024 we recorded a net increase in fair value classified within the Level 3 category of $11,452, which related to our investments in the NYC Retail Portfolio (as defined below) and the Single-Family Rental Portfolio I (as defined below) (see Note 4—Unconsolidated Real Estate Affiliates and Fund Investments).
During the three months ending March 31, 2025, we recorded an impairment charge in our unconsolidated investment in Pioneer Tower within the Level 3 category of $917 utilizing a capitalization rate of 7.50% and a discount rate of 10.0% to reflect our investment at its estimated fair value. During the three months ended March 31, 2024, we recorded impairment charges in our unconsolidated investment in Pioneer Tower within the Level 3 category of $1,335.
Additionally, as of March 31, 2025 we have $698,933 of financial obligations related to our DST Program that have been valued within the Level 3 category utilizing a range of capitalization rates of 5.5% to 6.0% and a range of discount rates of 7.0% to 7.75%.
We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our consolidated mortgage notes and other debt payable using Level 2 inputs was $82,654 and $104,270 lower than the aggregate carrying amounts at March 31, 2025 and December 31, 2024, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon extinguishment of our mortgage notes and other debt payable.
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
As of March 31, 2025, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	5	$300,000
Interest Rate Collars	3	350,000
The fair value of our interest rate derivatives represent assets of $2,654 and liabilities of $1,208 at March 31, 2025, respectively, and assets of $5,575 at December 31, 2024.
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

Ground Lease
As of March 31, 2025, we have a single ground lease arrangement for which we are the lessee and recorded a right-of-use asset within prepaid expenses and other assets on our Consolidated Balance Sheets in the amount of $1,980 and a lease liability within accounts payable and other liabilities on our Consolidated Balance Sheets in the amount of $2,236.
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
Recent Issued Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes, which provides improvements to income tax disclosures by enhancing transparency. The standard will be effective for us for the fiscal years beginning after December 15, 2024. The adoption of the new standard will not have a material impact on us.
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
Acquisitions
On March 5, 2025, we acquired Richmond Distribution Center, a 280,000 square foot industrial property located in Richmond, Virginia for approximately $40,700. The acquisition was funded with cash on hand.
On March 28, 2025, we acquired Naperville Medical Center, a 35,900 square foot healthcare property located in Naperville, Illinois for approximately $16,250. The acquisition was funded with cash on hand.
We allocated the purchase price for our 2025 acquisitions in accordance with authoritative guidance as follows:

2025 Acquisitions
Land	$6,156
Building and equipment	42,838
In-place lease intangible (acquired intangible assets)	9,053
Above-market lease intangible (acquired intangible assets)	143
Below-market lease intangible (acquired intangible liabilities)	(1,180)
$57,010
Amortization period for intangible assets and liabilities	8 Years - 10 Years
Dispositions
On January 15, 2025, we sold 237 Via Vera Cruz for approximately $16,200 less closing costs. In connection with the disposition, the mortgage loan associated with the property of $13,100 was retired. We recorded a gain on the sale of the property in the amount of $2,108 and a loss on the extinguishment of debt of $92.

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
In addition to investments in consolidated properties, we may make investments in real estate, which are classified as unconsolidated real estate affiliates under GAAP.
Unconsolidated Real Estate Affiliates
The following represent our unconsolidated real estate affiliates accounted for under the equity method of accounting as of March 31, 2025 and December 31, 2024:

				Carrying Amount of Investment
Property	Property Type	Location	Acquisition Date	March 31, 2025	December 31, 2024
Chicago Parking Garage	Other	Chicago, IL	December 23, 2014	$12,882	$12,886
Pioneer Tower	Healthcare	Portland, OR	June 28, 2016	41,397	42,663
The Tremont	Residential	Burlington, MA	July 19, 2018	21,728	21,416
The Huntington	Residential	Burlington, MA	July 19, 2018	8,414	8,541
Siena Suwanee Town Center	Residential	Suwanee, GA	December 15, 2020	30,441	30,651
Kingston at McLean Crossing	Residential	McLean, VA	December 3, 2021	27,386	32,167
Total				$142,248	$148,324
Summarized Combined Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

	March 31, 2025	December 31, 2024
Net investments in real estate	$382,976	$384,850
Acquired intangible assets, net	7,903	7,951
Other assets	8,239	13,942
Total assets	$399,118	$406,743

Mortgage notes and other debt payable	$180,401	$180,964
Acquired intangible liabilities, net	772	879
Other liabilities	3,681	4,344
Total liabilities	184,854	186,187
Members’ equity	214,264	220,556
Total liabilities and members' equity	$399,118	$406,743
Company Investments in Unconsolidated Real Estate Affiliates—Equity Method Investments

	March 31, 2025	December 31, 2024
Members’ equity	$214,264	220,556
Less: other members' equity	(16,868)	(18,002)
Basis differential	(55,148)	(54,230)
Investments in unconsolidated real estate affiliates	$142,248	$148,324
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Total revenues	$9,288	$9,297
Total operating expenses	6,363	6,281
Operating income	$2,925	$3,016
Total other expenses	2,055	1,374
Net income	$870	$1,642

Company Equity in Income of Unconsolidated Real Estate Affiliates - Equity Method Investments

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net income of unconsolidated real estate affiliates	$870	$1,642
Other members’ share of net income	(164)	(287)
Impairment of investments in unconsolidated real estate affiliates	(917)	(1,335)
Company equity in (loss) income of unconsolidated real estate affiliates	$(211)	$20
NYC Retail Portfolio
On December 8, 2015, a wholly owned subsidiary of ours acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of March 31, 2025, the NYC Retail Portfolio owned six retail properties totaling approximately 1,790,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens and New Jersey. We have no unfunded commitments.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. As of March 31, 2025 and December 31, 2024, the carrying amount of our investment in the NYC Retail Portfolio was $57,533 and $60,403, respectively. During the three months ended March 31, 2025, we recorded a decrease in fair value of our investment in the NYC Retail Portfolio of $2,870. During the three months ended March 31, 2025, we made no capital contributions and received no distributions from Madison NYC Core Retail Partners, L.P. During the three months ended March 31, 2024, we recorded an increase in fair value of our investment in the NYC Retail Portfolio of $1,637. During the three months ended March 31, 2024, we made no capital contributions and received no distributions from Madison NYC Core Retail Partners, L.P.
Single-Family Rental Portfolio I
On August 5, 2021, we acquired an approximate 47% interest in a portfolio of approximately 4,000 stabilized single-family rental homes located in various markets across the United States, including Atlanta, Dallas, Phoenix, Nashville and Charlotte, among others (the "Single-Family Rental Portfolio I"). The portfolio is encumbered by securitized mortgages in a net amount of approximately $760,000 maturing in the fourth quarter of 2025 at a weighted average interest rate of 2.1%. The equity purchase price for our approximate 47% interest was approximately $205,000. On April 23, 2025, we restructured our investment in Single-Family Rental Portfolio I from an approximate 47% investment in nearly 4,000 homes to a 95% interest in nearly 2,000 homes (see Note 13—Subsequent Events).
At acquisition we made the election to account for our interest in the Single-Family Rental Portfolio I under the fair value option. As of March 31, 2025 and December 31, 2024, the carrying amount of our investment in the Single-Family Rental Portfolio I was $278,536 and $273,926, respectively. During the three months ending March 31, 2025 the venture sold 30 houses for approximately $9,492. During the three months ended March 31, 2025, we recorded an increase in the fair value of our investment in the Single-Family Rental Portfolio I of $4,866. During the three months ended March 31, 2025, we received distributions of income totaling $698. During the three months ended March 31, 2025, we received return of capital distributions totaling $256 which reduced the carrying amount of our investment. During the three months ended March 31, 2024, we recorded a increase in the fair value of our investment in the Single-Family Rental Portfolio I of $9,815. During the three months ended March 31, 2024, we received distributions of income totaling $686. The cash distributions of income increased income from unconsolidated real estate affiliates.

Summarized Combined Balance Sheets—NYC Retail Portfolio and Single-Family Rental Portfolio I—Fair Value Option Investments

	March 31, 2025	December 31, 2024
Investment in real estate ventures	$1,548,751	$1,555,770
Cash	33,708	31,250
Other assets	66,495	65,935
Total assets	$1,648,954	$1,652,955

Total liabilities	$829,531	$832,767
Partners' capital	819,423	820,188
Total liabilities and partners' capital	$1,648,954	$1,652,955
Summarized Statement of Operations—NYC Retail Portfolio and Single-Family Rental Portfolio I—Fair Value Option Investments

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Total revenue	$20,254	$23,073

Net investment income	6,680	11,266
Net unrealized (loss) gain on investment in real estate ventures	(5,393)	19,850
Net income	$1,287	$31,116
NOTE 5—MORTGAGE NOTES RECEIVABLE
Mortgage notes receivable, including related accrued interest receivable, consists of first mortgage loans originated by us and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes receivable are initially recorded at the amount advanced to the borrower less allowance for credit loss, if applicable. As of March 31, 2025, no allowance for credit loss has been recorded. Interest income is recognized monthly and includes the stated interest less the amortization of any financing costs. Mortgage notes receivables that we enter into may include commitments to fund incremental amounts to our borrowers after the initial closing. Our mortgage notes receivable consist of the following as of March 31, 2025:

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
________
(1)    One month term Secured Overnight Financing Rate ("SOFR").

NOTE 6—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2055 and consist of the following:

	Maturity/Extinguishment Date	Fixed / Floating	Interest Rate	Amount payable as of
				March 31, 2025	December 31, 2024
Mortgage notes payable (1)	June 1, 2025 - June 1, 2055	Fixed / Floating	1.76% - 6.16%	$1,074,245	$1,126,986
Revolving line of credit	April 28, 2026	Fixed / Floating	5.77	20,000	83,000
Term loan	April 28, 2027	Fixed	4.86	400,000	400,000
Total				$1,494,245	$1,609,986
Net debt discount on assumed debt and debt issuance costs				(21,963)	(21,450)
Mortgage notes and other debt payable, net				$1,472,282	$1,588,536

237 Via Vera Cruz (2)				$—	$11,806
Mortgage notes and other debt payable of held for sale property				$—	$11,806

________
(1)    On January 31, 2025, we repaid the mortgage notes payable related to Miramont Apartments and Pinecone Apartments in the amount of $26,023 and $23,881, respectively.
(2)     The property associated with this mortgage note payable was classified as held for sale as of December 31, 2024 and sold on January 15, 2025. The loan was extinguished as part of the sale.

Aggregate future principal payments of mortgage notes payable and other debt payable as of March 31, 2025 are as follows:

Year	Amount
2025	$88,315
2026	266,683
2027	447,351
2028	149,946
2029	84,201
Thereafter	457,749
Total	$1,494,245
Credit Facility
On April 28, 2022, we entered into a credit agreement providing for a $1,000,000 revolving line of credit and unsecured term loan (collectively, the “Credit Facility”) with a syndicate of nine lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Capital Markets LLC, Wells Fargo Securities, LLC and Capital One, National Association. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. The $1,000,000 Credit Facility consists of a $600,000 revolving line of credit (the “Revolving Credit Facility”) and a $400,000 term loan (the “Term Loan”). The primary interest rate for the Revolving Credit Facility is based on one-month term SOFR plus 0.10% (“Adjusted Term SOFR”), plus a margin ranging from 1.30% to 2.00%, depending on our total leverage ratio. The primary interest rate for the Term Loan is based on Adjusted Term SOFR, plus a margin ranging from 1.25% to 1.95%, depending on our total leverage ratio. The maturity date of the Revolving Credit Facility was extended to April 28, 2026 and the Term Loan matures on April 28, 2027. The Credit Facility contains one additional, twelve-month extension option at our election. Based on our current total leverage ratio, we can elect to borrow at Adjusted Term SOFR plus 1.35% and Adjusted Term SOFR plus 1.30% for the Revolving Credit Facility and Term Loan, respectively, or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) Adjusted Term SOFR plus 1.00%, plus (ii) a margin ranging from 0.30% to 1.00% for base rate loans under the Revolving Credit Facility or a margin ranging from 0.25% to 0.95% for base rate loans under the Term Loan. If the “base rate” is less than 1.00%, it will be deemed to be 1.00% for purposes of the Credit Facility. We intend to use the Revolving Credit Facility to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of March 31, 2025, we believe no material adverse effects had occurred. We expect to utilize our cash on hand and Credit Facility capacity to extinguish mortgage notes maturing in 2025, fund redemptions and other general corporate needs.
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
At March 31, 2025, we had $20,000 outstanding under the Revolving Credit Facility at Adjusted Term SOFR plus 1.35% and $400,000 outstanding under the Term Loan at Adjusted Term SOFR plus 1.30%. We entered into swap and collar agreements for $650,000 of the Credit Facility to fix the floating rate SOFR at an average of 3.87% (all in rate of 5.17% to 5.22% at March 31, 2025). The interest rate swap and collar agreements mature on April 28, 2027.
Covenants
At March 31, 2025, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at March 31, 2025 and December 31, 2024 were $16,516 and $15,808, respectively.
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
The selling commissions and dealer manager fees are offering costs and are recorded as a reduction of additional paid in capital.

Stock Transactions
The stock transactions for each of our classes of common stock for the three months ended March 31, 2025 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock	Total
Balance, December 31, 2024	89,137,711	20,462,037	2,982,425	103,999,019	2,407,370	218,988,562
Issuance of common stock	1,803,041	447,596	26,384	2,599,849	8,726,003	13,602,873
Repurchase of common stock	(3,497,983)	(681,038)	(30,770)	(4,235,723)	—	(8,445,514)
Share conversions	(22,104)	(13,400)	—	35,485	—	(19)
Balance, March 31, 2025	87,420,665	20,215,195	2,978,039	102,398,630	11,133,373	224,145,902
Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan and as stock compensation, for the three months ended March 31, 2025 were as follows:

	Three Months Ended March 31, 2025
	# of shares	Amount
Class A Shares	1,803,041	$20,511
Class M Shares	447,596	4,988
Class A-I Shares	26,384	301
Class M-I Shares	2,599,849	30,224
Class D Shares	8,726,003	100,000
Total		$156,024
Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the three months ended March 31, 2025, we honored 100% of repurchase requests we received and repurchased 8,445,514 shares of common stock in the amount of $97,139. During the three months ended March 31, 2024, we honored 100% of repurchase requests we received and repurchased 9,919,006 shares of common stock in the amount of $122,696.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock and OP Units may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares or unit being purchased on the distribution date. For the three months ended March 31, 2025, we issued 1,723,905 shares of common stock for $19,650 under the distribution reinvestment plan. For the three months ended March 31, 2024, we issued 1,591,446 shares of common stock for $19,267 under the distribution reinvestment plan.
Operating Partnership Units
Our operating partnership may issue OP Units to DST investors upon exercising its fair market value purchase option in exchange for their beneficial interests in such DST Properties, which are recorded as financing obligations (see Note 8—DST Program). Our operating partnership may also issue OP Units in connection with certain acquisitions from third parties. After a one-year holding period, holders of OP Units generally have the right to cause our operating partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both. During the three months ending March 31, 2025, we did not issue any OP Units. During the three months ending March 31, 2024, we issued a total of 13,653,684 OP Units with a value of $167,998. During the three months ending March 31, 2025, we redeemed a total of 1,268,867 OP Units for $14,561. During the three months ended March 31, 2024, we redeemed a total of 48,900 OP Units for $600.

Earnings Per Share
Basic per share amounts are based on the weighted average of shares outstanding of 224,975,230, and 230,710,490 for the three months ended March 31, 2025 and 2024, respectively. We have no dilutive or potentially dilutive securities.
We compute net income per share for Class A, Class M, Class A-I, Class M-I and Class D common stock using the two-class method. Our Advisor may earn a performance fee (see Note 10—Related Party Transactions), which may impact the net income of each class of common stock differently. The calculated performance component for the three months ended March 31, 2025 and 2024, and the impact on each class of common stock, are shown below. In periods where no performance fee is recognized in our Consolidated Statements of Operations and Comprehensive Income, the net income per share will be the same for each class of common stock.
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
The following table sets forth the computation of basic and diluted net income per share for each of our Class A, Class M, Class A-I, Class M-I and Class D common stock:

	Three Months Ended March 31, 2025
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(2,169)	$(499)	$(73)	$(2,535)	$(272)
Allocation of performance fee	—	—	—	—	—
Total	$(2,169)	$(499)	$(73)	$(2,535)	$(272)
Weighted average number of common shares outstanding	87,911,976	20,238,902	2,974,611	102,813,323	11,036,418
Basic and diluted net loss per share:	$(0.02)	$(0.02)	$(0.02)	$(0.02)	$(0.02)

	Three Months Ended March 31, 2024
	Class A	Class M	Class A-I	Class M-I	Class D
Basic and diluted net income per share:
Allocation of net income before performance fee	$6,464	$1,618	$257	$5,649	$148
Allocation of performance fee	—	—	—	—	—
Total	$6,464	$1,618	$257	$5,649	$148
Weighted average number of common shares outstanding	105,515,994	26,401,030	4,195,129	92,190,967	2,407,370
Basic and diluted net income per share:	$0.06	$0.06	$0.06	$0.06	$0.06
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting, printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC, or in a private placement, and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Current Public Offering until December 21, 2021, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Current Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Current Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the Current Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Current Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of March 31, 2025 and December 31, 2024, LaSalle has paid $3,717 and $2,821, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in Accrued offering costs on the Consolidated Balance Sheets.

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
The sale of beneficial interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by the operating partnership and as such, the property will remain on our books and records. The proceeds received from each DST offering will be accounted for as a financing obligation on the Consolidated Balance Sheets. Upfront costs for legal work and debt placement costs for the DST totaling $625 are reimbursed by DST investors and are accounted for as deferred loan costs and are netted against the financing obligation as of March 31, 2025.
Under the master lease, we are responsible for subleasing the DST Property to tenants, for covering all costs associated with operating the underlying DST Property, and for paying base rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes), the DST Properties are included in our consolidated financial statements, with the master lease rent payments accounted for as interest expense for programs launched prior to October 1, 2023. During the three months ended March 31, 2025 and 2024, we recorded interest expense related to the master lease in the amounts of $5,921 and $9,607, respectively. We will record non-cash interest expense over the expected period until exercising of the fair market value purchase option for properties that have increased in fair value. We will recognize non-cash interest income (recorded as a reduction to interest expense) at exercise of the fair market value purchase option for properties that have decreased in fair value in addition to when properties have decreased in fair value following initial periods when the fair value has increased. We incurred non-cash interest expense of $1,575 for the three months ended March 31, 2025, and non-cash interest income of $887 for the three months ended March 31, 2025. We incurred non-cash interest expense of $968 for the three months ended March 31, 2024, and non-cash interest income of $11,471 for the three months ended March 31, 2024.
Commencing on October 1, 2023, we have elected the fair value option for DSTs launching after that date and as such the financial obligation will be remeasured on a recurring basis. We account for payments made to the DST under the master lease as a reduction of our financial obligations prior to remeasuring the fair value. During the three months ended March 31, 2025, we recorded $7,132 of net unrealized loss on financing obligations related to DST Programs for which we elected the fair value option which was inclusive of $8,340 of payments made under the master lease.
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
As of March 31, 2025, we have sold approximately $1,831,000 of interests related to the DST Program. As of March 31, 2025, the following properties are included in our DST Program:

Duke Medical Center	140 Park Ave	Woodside Trumbull Apartments
South Reno Medical Center	47 National Way	Chandler Distribution Center
Sugar Land Medical Plaza	Taunton Distribution Center	Jory Trail at the Grove
Suwanee Distribution Center	Townlake of Coppell	Whitestone Market
Silverstone Marketplace	Haven North Andover	Kierland Village Center
West Phoenix Distribution Center	Elgin Distribution Center	Pinecone Apartments
6500 Kaiser Drive	Grand Prairie Distribution Center	Miramont Apartments
6300 Dumbarton Circle	Oak Street Lofts
Louisville Logistics Center	Woodlawn Point

NOTE 9—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties based on operating leases in place at March 31, 2025 are as follows:

Year	Amount
2025	$212,625
2026	216,088
2027	168,990
2028	141,633
2029	119,752
Thereafter	404,332
Total	$1,263,420
 Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the three months ended March 31, 2025, no individual tenant accounted for greater than 10% of minimum base rents.
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
The fixed advisory fees for the three months ended March 31, 2025 were $9,834. The fixed advisory fees for the three months ended March 31, 2024 were $10,389. There were no performance fees for the three months ended March 31, 2025 and 2024. Included in Advisor fees payable at March 31, 2025 and December 31, 2024 were $3,367 and $3,328 of fixed fee expense, respectively, and no performance fee expenses.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, for property management, construction management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the three months ended March 31, 2025, JLL Americas was paid $948. For the three months ended March 31, 2024, JLL Americas was paid $996.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three months ended March 31, 2025, we paid the Dealer Manager selling commissions and dealer manager fees totaling $2,924. For the three months ended March 31, 2024, we paid the Dealer Manager selling commissions and dealer manager fees totaling $3,149. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in Accrued offering costs at March 31, 2025 and December 31, 2024 were $174,910 and $177,191 of future dealer manager fees payable, respectively.
As of March 31, 2025 and December 31, 2024, we owed $3,717 and $2,821, respectively, for organization and offering costs paid by LaSalle (see Note 7—Common Stock and OP Units). These costs are included in Accrued offering costs.
LaSalle Investment Management Distributors, LLC also serves as the dealer manager for the DST Program on a “best efforts” basis. Our taxable REIT subsidiary, which is a wholly owned subsidiary of our operating partnership, pays the dealer manager upfront selling commissions, upfront dealer manager fees and placement fees of up to 5.0%, 1.0% and 1.0%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. A majority of upfront selling commissions, dealer manager fees and placement fees are reallowed to participating broker-dealers. For the three months ended March 31, 2025, our taxable REIT subsidiary paid $2,627 to the Dealer Manager. For the three months ended March 31, 2024, our taxable REIT subsidiary paid $1,788 to the Dealer Manager. In addition, the Dealer Manager receives an ongoing investor servicing fee that is calculated daily on a continuous basis from year to year equal to 1/365th of (a) 0.25% of the NAV of each total, gross equity offering at the time of syndication, payable by the DSTs; (b) 0.85% of the NAV of each outstanding Class A OP Unit, 0.30% of the NAV of each outstanding Class M OP Unit and 0.30% of the NAV of each outstanding Class A-I OP Unit for such day issued in connection with the operating partnership's fair market value option (the "FMV Option"), payable by our operating partnership; and (c) 0.85% of the NAV of each outstanding Class A share, 0.30% of the NAV of each outstanding Class M share and 0.30% of the NAV of each outstanding Class A-I share for such day issued in connection with the investors' redemption right, payable by us. The investor servicing fee may continue for so long as the investor in the DST

Program holds beneficial interests, Class A, Class M and Class A-I OP Units or Class A, Class M and Class A-I shares that were issued in connection with the DST Program. The majority of all investor servicing fees are reallowed to participating broker-dealers. No investor servicing fee will be paid on Class M-I OP Units or Class M-I shares. For the three months ended March 31, 2025, the DSTs paid $772 in investor servicing fees to the Dealer Manager in connection with the DST Program. For the three months ended March 31, 2024, the DSTs paid $499 in investor servicing fees to the Dealer Manager in connection with the DST Program.
LaSalle also serves as the manager for the DST Program. Each DST may pay the manager a management fee equal to a to-be-agreed upon percentage of the total equity of such DST. For the three months ended March 31, 2025, the DSTs paid $463 in management fees to our Advisor in connection with the DST Program. For the three months ended March 31, 2024, the DSTs paid $310 in management fees to our Advisor in connection with the DST Program.
On January 2, 2025, we received $100,000 from the sale of approximately 8,726,003 shares of our Class D shares to Jones Lang LaSalle Co-Investment, Inc. at the per share purchase price of $11.46. As of March 31, 2025, JLL and its affiliates owned an aggregate of 2,521,801 Class M-I shares and 8,726,003 Class D shares and have a value of approximately $128,250 as of March 31, 2025.
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
The operating agreement for 4211 Starboard, 13500 Danielson Street, 2840 Loker Avenue and 15890 Bernardo Center Drive allows the unrelated third party joint venture partner, owning a 5% interest, to immediately put its interest to us at a market determined value.
The operating agreement for our investment in Single-Family Rental Portfolio II allows the unrelated third party joint venture, owning a 5% interest, to put its interest to us at a market determined value starting November 9, 2030.

NOTE 12—SEGMENT REPORTING
We have five operating segments: healthcare, industrial, residential, retail and other. Other includes operations of our consolidated parking garage and mortgage notes receivable. Consistent with how our chief operating decision maker ("CODM") reviews and manages our properties, the financial information summarized below is presented by operating segment for the three months ended March 31, 2025 and 2024. Our CODM is made up of our chief executive officer and two executives of our Advisor's portfolio management group.

Three Months Ended March 31, 2025	Healthcare	Industrial	Residential	Retail	Other	Total
Assets as of March 31, 2025	$615,519	$1,674,932	$1,414,572	$578,398	$153,081	$4,436,502
Assets as of December 31, 2024	604,502	1,657,627	1,417,376	581,580	152,883	4,413,968

Capital expenditures by segment	$1,682	$2,033	$4,547	$1,996	$—	$10,258

Revenues:
Rental revenue	$16,295	$34,951	$32,204	$12,989	$71	$96,510
Other revenue	447	113	1,298	220	563	2,641
Interest on mortgage notes receivable	—	—	—	—	2,533	2,533
Total revenues	$16,742	$35,064	$33,502	$13,209	$3,167	$101,684
Adjustments to total revenues(1)	(1,166)	(1,518)	(138)	(719)	4	(3,537)
Total segment revenue	$15,576	$33,546	$33,364	$12,490	$3,171	$98,147

Operating expenses:
Real estate taxes	$1,538	$5,873	$4,930	$1,681	$106	$14,128
Property operating	3,571	2,899	8,975	2,335	205	17,985
Property general and administrative	80	73	24	101	27	305
Total operating expenses	$5,189	$8,845	$13,929	$4,117	$338	$32,418
Adjustments to total operating expenses(2)	—	(19)	(56)	(105)	—	(180)
Total segment operating expenses	$5,189	$8,826	$13,873	$4,012	$338	$32,238

Total segment operating income	$10,387	$24,720	$19,491	$8,478	$2,833	$65,909

Reconciliation to net income
Total segment operating income						$65,909
Elimination of adjustments						3,357
Corporate level revenue and operating expenses						(379)
Advisor fees						(9,834)
Company level expenses						(1,898)
Depreciation and amortization						(34,734)
Interest expense						(26,975)
Unrealized loss on financial obligation						(7,132)
Loss from unconsolidated real estate affiliates and fund investments						2,483
Gain on disposition of property						2,434
Net loss						$(6,769)

Reconciliation to total consolidated assets as of March 31, 2025
Assets per reportable segments						$4,436,502
Investment in unconsolidated real estate affiliates, real estate fund investments and corporate level assets						559,913
Total consolidated assets						$4,996,415

Reconciliation to total consolidated assets as of December 31, 2024
Assets per reportable segments						$4,413,968
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						589,713
Total consolidated assets						$5,003,681
________
(1)    Adjustments represent exclusion of straight-line rent and amortization of above and below lease intangibles as well as amounts attributable to our joint venture partner's share of total revenues.
(2)    Adjustments represent amounts attributable to our joint venture partner's share of total operating expenses.

Three Months Ended March 31, 2024	Healthcare	Industrial	Residential	Retail	Other	Total

Capital expenditures by segment	$1,761	$4,076	$3,734	$2,293	$—	$11,864

Revenues:
Rental revenue	$16,048	$32,641	$34,529	$13,854	$71	$97,143
Other revenue	353	15	1,570	234	521	2,693
Interest on mortgage notes receivable	—	—	—	—	2,162	2,162
Total revenues	$16,401	$32,656	$36,099	$14,088	$2,754	$101,998
Adjustments to total revenues(1)	(1,037)	(1,530)	(102)	(1,140)	4	(3,805)
Total segment revenue	$15,364	$31,126	$35,997	$12,948	$2,758	$98,193
Operating expenses:
Real estate taxes	$1,679	$5,710	$4,761	$1,763	$113	$14,026
Property operating expenses	3,326	2,468	9,373	2,278	214	17,659
Property general and administrative	78	143	43	224	19	507
Total operating expenses	$5,083	$8,321	$14,177	$4,265	$346	$32,192
Adjustments to total operating expenses(2)	—	(23)	(47)	(111)	—	(181)
Total segment operating expenses	$5,083	$8,298	$14,130	$4,154	$346	$32,011

Total segment operating income	$10,281	$22,828	$21,867	$8,794	$2,412	$66,182

Reconciliation to net income
Total segment operating income						66,182
Elimination of adjustments						3,624
Corporate level revenue and general and administrative expenses						(191)
Advisor fees						(10,389)
Company level expenses						(1,683)
Depreciation and amortization						(36,307)
Interest expense						(14,001)
Unrealized gain (loss) on financial obligation						(1,229)
Income from unconsolidated real estate affiliates and fund investments						12,158
Investment income on marketable securities						645
Net realized gain upon sale of marketable securities						118
Net unrealized change in fair value of investment in marketable securities						(1,821)
Net income						$17,106
________
(1)    Adjustments represent exclusion of straight-line rent and amortization of above and below lease intangibles as well as amounts attributable to our joint venture partner's share of total revenues.
(2)    Adjustments represent amounts attributable to our joint venture partner's share of total operating expenses.

NOTE 14—SUBSEQUENT EVENTS
On April 23, 2025, we restructured our investment in Single-Family Rental Portfolio I from an approximate 47% investment in nearly 4,000 homes to a 95% interest in approximately 1,900 homes. We entered into a mortgage loan payable collateralized by the portfolio in the amount $403,771 with a maturity date of April 23, 2028 and bears interest at a rate of SOFR plus 1.50%. We entered into an interest rate cap agreement to cap SOFR at 3.19%. As part of this restructure, we will consolidate our 95% interest in Single-Family Rental Portfolio I.
On May 6, 2025, our board of directors approved a gross dividend for the second quarter of 2025 of $0.1575 per share to stockholders and OP Unit holders of record as of the close of business on June 24, 2025. The dividend will be paid on or around June 27, 2025. Stockholders and OP Unit holders will receive $0.1575 per share or OP Unit, less applicable class-specific fees, if any.
On May 7, 2025, our operating partnership exercised its fair market value purchase option to acquire Duke Medical Center, South Reno Medical Center, Sugar Land Medical Plaza, Suwanee Distribution Center, and Silverstone Marketplace, and issued 16,146,093 OP Units to the DST investors for approximately $184,000 in exchange for their beneficial interest in such DST properties. We estimate interest income of approximately $16,000 will be recorded upon exercising the fair market value purchase option.
*  *  *  *  *  *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
$ in thousands, except per share amounts
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2024 Form 10-K and our periodic reports filed with the SEC.
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

Estimated Percent of Fair Value as of March 31, 2025:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three months ended March 31, 2025 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K.

Properties
Properties owned at March 31, 2025, including DST Properties, are as follows:

					Percentage Leased as of March 31, 2025
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Healthcare Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100%	228,000	100%
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	93
Genesee Plaza
9333 Genesee Ave	San Diego, CA	July 2, 2019	100	80,000	100
9339 Genesee Ave	San Diego, CA	July 2, 2019	100	81,000	91
Fountainhead Corporate Park
Fountainhead Corporate Park I	Tempe, AZ	February 6, 2020	100	167,000	89
Fountainhead Corporate Park II	Tempe, AZ	February 6, 2020	100	128,000	83
170 Park Avenue	Florham Park, NJ	February 2, 2021	100	147,000	100
9101 Stony Point Drive	Richmond, VA	September 15, 2021	100	87,000	100
North Tampa Surgery Center	Odessa, FL	October 8, 2021	100	13,000	100
Duke Medical Center	Durham, NC	December 23, 2021	100	60,000	98
KC Medical Office Portfolio
8600 NE 82nd Street	Kansas City, MO	December 23, 2021	100	11,000	100
1203 SW 7 Highway	Blue Springs, MO	December 23, 2021	100	10,000	100
Roeland Park Medical Office	Roeland Park, KS	December 28, 2021	100	30,000	100
South Reno Medical Center	Reno, NV	December 28, 2021	100	32,000	100
Sugar Land Medical Plaza	Sugar Land, TX	December 30, 2021	100	37,000	100
Cedar Medical Center	Flagstaff, AZ	April 29, 2022	100	26,000	100
North Boston Medical Center	Haverhill, MA	June 28, 2022	100	30,000	100
North Charlotte Medical Center	Stanley, NC	June 28, 2022	100	25,000	100
Grand Rapids Medical Center	Wyoming, MI	July 21, 2022	100	25,000	100
Glendale Medical Center	Los Angeles, CA	July 29, 2022	100	20,000	100
6300 Dumbarton Circle	Fremont, CA	September 15, 2022	100	44,000	100
6500 Kaiser Drive	Fremont, CA	September 15, 2022	100	88,000	100
Greater Sacramento Medical Center	Rancho Cordova, CA	September 16, 2022	100	18,000	100
Naperville Medical Center	Naperville, IL	March 28, 2025	100	39,000	100
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100%	409,000	100%
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
Grand Prairie Distribution Center
3325 West Trinity Boulevard	Grand Prairie, TX	January 22, 2014	100	277,000	100
3324 West Trinity Boulevard	Grand Prairie, TX	May 31, 2019	100	145,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100

					Percentage Leased as of March 31, 2025
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	100
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Paine Avenue	Valencia, CA	June 29, 2016	100	117,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	June 29, 2016	100	142,000	100
Mason Mill Distribution Center	Buford, GA	December 20, 2017	100	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	March 29, 2019	100	117,000	100
45630 Northport Loop East	Fremont, CA	March 29, 2019	100	120,000	100
Taunton Distribution Center	Taunton, MA	August 23, 2019	100	200,000	100
Chandler Distribution Center
1725 East Germann Road	Chandler, AZ	December 5, 2019	100	122,000	100
1825 East Germann Road	Chandler, AZ	December 5, 2019	100	89,000	100
Fort Worth Distribution Center	Fort Worth, TX	October 23, 2020	100	351,000	100
Whitestown Distribution Center
4993 Anson Boulevard	Whitestown, IN	December 11, 2020	100	280,000	100
5102 E 500 South	Whitestown, IN	December 11, 2020	100	440,000	100
Louisville Distribution Center	Shepherdsville, KY	January 21, 2021	100	1,040,000	100
Southeast Phoenix Distribution Center
6511 West Frye Road	Chandler, AZ	February 23, 2021	100	102,000	100
6565 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
6615 West Frey Road	Chandler, AZ	February 23, 2021	100	136,000	100
6677 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
6635 West Frye Road	Chandler, AZ	June 8, 2022	100	105,000	100
6575 West Frye Road	Chandler, AZ	June 8, 2022	100	140,000	100
Louisville Airport Distribution Center	Louisville, KY	June 24, 2021	100	284,000	100
13500 Danielson Street (1)	Poway, CA	July 2, 2021	95	73,000	100
4211 Starboard Drive (1)	Fremont, CA	July 9, 2021	95	130,000	100
5 National Way	Durham, NC	September 28, 2021	100	188,000	100
47 National Way	Durham, NC	September 28, 2021	100	187,000	100
Friendship Distribution Center
4627 Distribution Pkwy	Buford, GA	October 20, 2021	100	126,000	100
4630 Distribution Pkwy	Buford, GA	October 20, 2021	100	149,000	100
4646 Distribution Pkwy	Buford, GA	October 20, 2021	100	102,000	100
4651 Distribution Pkwy	Buford, GA	October 20, 2021	100	272,000	100
South San Diego Distribution Center
2001 Sanyo Avenue	San Diego, CA	October 28, 2021	100	320,000	100
2055 Sanyo Avenue	San Diego, CA	October 28, 2021	100	209,000	90
2065 Sanyo Avenue	San Diego, CA	October 28, 2021	100	136,000	100
1755 Britannia Drive	Elgin, IL	November 16, 2021	100	80,000	100
2451 Bath Road	Elgin, IL	November 16, 2021	100	327,000	100
687 Conestoga Parkway	Shepardsville, KY	November 17, 2021	100	327,000	100
2840 Loker Avenue (1)	Carlsbad, CA	November 30, 2021	95	104,000	100

					Percentage Leased as of March 31, 2025
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
15890 Bernardo Center Drive (1)	San Diego, CA	November 30, 2021	95	48,000	100
Northeast Atlanta Distribution Center	Jefferson, GA	April 8, 2022	100	459,000	100
West Phoenix Distribution Center	Glendale, AZ	September 30, 2022	100	1,200,000	100
Puget Sound Distribution Center	Lacey, WA	October 6, 2022	100	142,000	100
Louisville Logistics Center	Shepherdsville, KY	April 20, 2023	100	1,043,000	100
Minneapolis Distribution Center	Maple Grove, MN	November 19, 2024	100	443,000	100
Richmond Distribution Center	Richmond, VA	March 5, 2025	100	279,000	100
Residential Segment:
Townlake of Coppell	Coppell, TX	May 22, 2015	100%	351,000	95%
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	98
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	93
Dylan Point Loma	San Diego, CA	August 9, 2016	100	204,000	96
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	95
Jory Trail at the Grove	Wilsonville, OR	July 14, 2017	100	315,000	95
The Reserve at Johns Creek	Johns Creek, GA	July 28, 2017	100	244,000	95
Villas at Legacy	Plano, TX	June 6, 2018	100	340,000	95
Summit at San Marcos	Chandler, AZ	July 31, 2019	100	257,000	91
Haven North Andover	North Andover, MA	May 3, 2021	100	204,000	94
The Preserve at the Meadows	Fort Collins, CO	August 23, 2021	100	208,000	98
The Rockwell	Berlin, MA	August 31, 2021	100	233,000	96
Miramont Apartments	Fort Collins, CO	September 29, 2021	100	212,000	97
Pinecone Apartments	Fort Collins, CO	September 29, 2021	100	176,000	98
Reserve at Venice	North Venice, FL	December 17, 2021	100	268,000	88
Woodside Trumbull	Trumbull, CT	December 21, 2021	100	207,000	96
Jefferson Lake Howell	Casselberry, FL	March 30, 2022	100	374,000	93
Oak Street Lofts	Tigard, OR	July 15, 2022	100	162,000	93
Molly Brook on Belmont	North Haledon, NJ	September 27, 2022	100	177,000	95
Creekview Crossing	Sherwood, OR	February 29, 2024	100	217,000	97
Single-Family Rental Portfolio II (1)	Various	Various	95	858,000	91
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88%	306,000	98%
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	96
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	89
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	95
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	97
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	86
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	92
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	100
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	97
Montecito Marketplace	Las Vegas, NV	August 8, 2017	100	190,000	100
Milford Crossing	Milford, MA	January 29, 2020	100	159,000	100
Patterson Place	Durham, NC	May 31, 2022	100	25,000	89
Silverado Square	Las Vegas, NV	June 1, 2022	100	48,000	98
Woodlawn Point	Marietta, GA	June 30, 2022	100	98,000	100
Other Segment:
South Beach Parking Garage (2)	Miami Beach, FL	January 28, 2014	100%	130,000	N/A

					Percentage Leased as of March 31, 2025
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet

Unconsolidated Properties:
Chicago Parking Garage (3)	Chicago, IL	December 23, 2014	100%	167,000	N/A
NYC Retail Portfolio (4)(5)	NY/NJ	December 8, 2015	14	1,790,000	82
Pioneer Tower (6)	Portland, OR	June 28, 2016	100	308,000	53
The Tremont (1)	Burlington, MA	July 19, 2018	75	175,000	96
The Huntington (1)	Burlington, MA	July 19, 2018	75	115,000	97
Siena Suwanee Town Center (7)	Suwanee, GA	December 15, 2020	100	226,000	95
Single-Family Rental Portfolio I (5)(8)	Various	August 5, 2021	47	7,059,000	91
Kingston at McLean Crossing (1)	McLean, VA	December 3, 2021	80	279,000	96
________
(1)We own a majority interest in the joint venture that owns a fee simple interest in this property.
(2)The parking garage contains 343 stalls. This property is owned leasehold.
(3)We own a condominium interest in the building that contains a 366 stall parking garage.
(4)We own an approximate 14% interest in a portfolio of six urban infill retail properties located in the greater New York City area.
(5)We have elected the fair value option to account for this investment.
(6)We own a condominium interest in the building that contains a 17 story multi-tenant healthcare property.
(7)We own a condominium interest in the project that contains a 240-unit residential property.
(8)We own an approximate 47% interest in a portfolio of nearly 4,000 single-family rental homes located in various cities across the United States.

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases, except that leases for residential properties are generally for one year. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of March 31, 2025:

	Number of Properties / Portfolios (1)	Total Area (Sq Ft)	% of Total Area	Stabilized Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Healthcare	25	1,566,000	7%	96%	$35.21
Industrial	60	14,619,000	60	100	7.12
Residential(2)	21	5,607,000	24	94	25.60
Retail	14	1,887,000	8	88	23.94
Other	1	130,000	1	N/A	N/A
Total	121	23,809,000	100%	97%	$14.54
________
(1)Amount calculated as in-place minimum base rent for all occupied space at March 31, 2025 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
(2)Residential includes over 500 single-family rental homes in the Single-Family Rental Portfolio II.
As of March 31, 2025, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $13.66 for our consolidated properties.

Recent Events and Outlook
Property Valuations
Property valuations increased slightly across our portfolio driven mainly by stabilized capital market assumptions and continued increases in property operating income during the three months ending March 31, 2025.
Credit Facility
On April 28, 2022, we entered into our $1,000,000 Credit Facility, which consists of a $600,000 Revolving Credit Facility and a $400,000 Term Loan. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. On March 4, 2025, we exercised our first twelve-month extension option on our Revolving Credit Facility. We are in compliance with our debt covenants as of March 31, 2025. We expect to maintain compliance with our debt covenants.
Liquidity
At March 31, 2025, we had in excess of $73,000 in total cash on hand and $580,000 of capacity under our Credit Facility.
Share Repurchase Plan
During the first quarter of 2025, we repurchased 100% of requests totaling $97,139 of our common stock pursuant to our share repurchase plan, which had a quarterly limit of $125,562. The quarterly limit on repurchases is calculated as 5% of our NAV as of the last day of the previous quarter. The limit for the second quarter of 2025 is $127,865.
Fair Value of Assets and Liabilities
We account for our approximate 14% investment in the NYC Retail Portfolio and our approximate 47% investment in the Single-Family Rental Portfolio I using the fair value option. During the quarter ended March 31, 2025, we recorded an unrealized fair value loss of $2,870 and an unrealized fair value gain of $4,866 related to our investments in the NYC Retail Portfolio and Single-Family Rental Portfolio I, respectively. Our interest rate swaps and collars resulted in an unrealized fair value loss of $4,129 during the quarter. We utilize our interest rate swaps and collars to fix interest rates on variable rate debt we plan to hold to maturity.
Current Offerings
On December 21, 2021, the SEC declared our Current Public Offering effective registering up to $3,000,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $2,700,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering period, subject to regulatory approval. On December 3, 2024, we filed a new registration statement to register a follow-on public offering (the "Follow-on Public Offering") of up to $1,500,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock. As of May 8, 2025, our Follow-on Public Offering has not been declared effective. We intend to primarily use the net proceeds from our public offerings, after we pay the fees and expenses attributable to the offerings and our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases of our shares under our share repurchase plan.
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

Capital Raised and Use of Proceeds
As of March 31, 2025, we have raised gross proceeds of approximately $6,404,000 from our public and private offerings since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $5,779,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $930,000 and repurchase shares of our common stock for approximately $2,062,000.
On January 2, 2025, JLL acquired $100,000 of Class D shares at the NAV per share as of the purchase date.
2025 Property Acquisitions
•Richmond Distribution Center totaling 279,000 square feet for approximately $40,700; and
•Naperville Medical Center totaling 39,000 square feet for approximately $16,300.
2025 Property Dispositions
•237 Via Vera Cruz for approximately $16,200 less closing costs and recorded a gain on the disposition of $2,455.
2025 Financing
•Retired three loans totaling approximately $63,000.
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
We leverage LaSalle's broad commercial real estate research and strategy platform and resources to employ a research-based investment philosophy focused on building a portfolio of commercial properties and real estate-related assets that we believe has the potential to provide stable income streams and outperform market averages over an extended holding period. Furthermore, we believe that having access to LaSalle and JLL's international organization and platform, with real estate professionals living and working full time throughout our global target markets, will be a valuable resource to us when considering and executing upon international investment opportunities.
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
We expect to maintain a targeted company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted company leverage ratio. Our company leverage ratio was 32% as of March 31, 2025.
2025 Key Initiatives
During 2025, we intend to use capital raised from our public and private offerings, the DST Program and dispositions to acquire new investment opportunities, repurchase stock under our share repurchase plan and fund quarterly distributions. We look to make investments that fit with our investment objectives and guidelines. Likely acquisition candidates may include well-located residential properties, industrial, healthcare, grocery-anchored retail properties and originating mortgage loan investments that align with our property investment strategy. We will also attempt to further our geographic diversification. We will use debt financing when attractive interest rates are available, while looking to keep the company leverage ratio in the 30% to 50% range. We also intend to use our Revolving Credit Facility to allow us to efficiently manage our cash flows.

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
Results of Operations for the Three Months Ended March 31, 2025 and 2024:
Properties acquired or sold after January 1, 2024 are presented within the recent acquisitions and sold properties line for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired in the current or prior year in the Properties section above in addition to 180 North Jefferson, Stonemeadow Farms, Pinole Point Distribution Center (all sold in 2024) and 237 Via Vera Cruz (sold in 2025). Properties owned for the three months ended March 31, 2025 and 2024 are referred to as our comparable properties.
Revenues
The following chart sets forth revenues, by reportable segment, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ Change	% Change
Revenues:
Rental revenue
Healthcare	$16,282	$16,048	$234	1.5%
Industrial	32,971	31,400	1,571	5.0
Residential	30,652	30,306	346	1.1
Retail	12,989	13,854	(865)	(6.2)
Other	71	71	—	—
Comparable properties total	$92,965	$91,679	$1,286	1.4%
Recent acquisitions and sold properties	3,545	5,464	(1,919)	(35.1)
Total rental revenue	$96,510	$97,143	$(633)	(0.7)%

Other revenue
Healthcare	$447	$353	$94	26.6%
Industrial	112	15	97	646.7
Residential	1,189	1,239	(50)	(4.0)
Retail	220	228	(8)	(3.5)
Other	563	521	42	8.1
Comparable properties total	$2,531	$2,356	$175	7.4%
Recent acquisitions and sold properties	497	813	(316)	(38.9)
Total other revenue	$3,028	$3,169	$(141)	(4.4)%

Interest on mortgage notes receivable	$2,533	$2,162	$371	17.2%

Total revenues	$102,071	$102,474	$(403)	(0.4)%
Rental revenue at comparable properties increased by $1,286 for the three months ended March 31, 2025 as compared to the same period in 2024. Increases within our healthcare, industrial and residential segments were primarily related to an increase in rental rates and occupancy at various properties during the three months ended March 31, 2025 as compared to the same period in 2024 as well as due to an increase in recovery revenue related to increases in real estate taxes and property operating expenses. Decrease in rental revenue within the retail segment is primarily related to temporary reduced based rent for two tenants located at the District at Howell Mill totaling $770 during the three months ended March 31, 2025 and a one time acceleration of amortization of a below market lease during the three months ended March 31, 2024 in the amount of $475 related to a tenant that vacated their space early at Rancho Temecula Town Center.
Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties increased by $175 for the three months ended March 31, 2025 as compared to the same period in 2024. The increases within our healthcare and other segments primarily relate to an approximately $65 and $42, respectively, increase in parking related revenue collected during the three months ended March 31, 2025, as compared to the same period in 2024.
Interest on mortgage notes receivable relates to interest income earned on first mortgage notes originated by us. During the three months ended March 31, 2025, we had $132,000 of mortgage notes receivable outstanding as compared to only $102,000 during the same period in 2024.
Operating Expenses
The following chart sets forth real estate taxes and property operating expenses by reportable segment, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ Change	% Change
Operating expenses:
Real estate taxes
Healthcare	$1,538	$1,679	$(141)	(8.4)%
Industrial	5,424	5,237	187	3.6
Residential	4,672	4,350	322	7.4
Retail	1,680	1,763	(83)	(4.7)
Other	106	113	(7)	(6.2)
Comparable properties total	$13,420	$13,142	$278	2.1%
Recent acquisitions and sold properties	708	884	(176)	(20)
Total real estate taxes	$14,128	$14,026	$102	0.7%

Property operating expenses
Healthcare	$3,566	$3,326	$240	7.2%
Industrial	2,715	2,253	462	20.5
Residential	8,219	7,973	246	3.1
Retail	2,336	2,278	58	2.5
Other	205	214	(9)	(4.2)
Comparable properties total	$17,041	$16,044	$997	6.2%
Recent acquisitions and sold properties	944	1,615	(671)	(42)
Total property operating expenses	$17,985	$17,659	$326	1.8%
Total operating expenses	$32,113	$31,685	$428	1.4%
Real estate taxes at comparable properties increased by $278 for the three months ended March 31, 2025 as compared to the same period in 2024. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estate taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased by $997 during the three months ended March 31, 2025 as compared to the same period in 2024. The increases in the three months ended March 31, 2025 as compared to the same period in 2024 generally relate to higher repairs and maintenance projects, increased property management costs and higher utility costs in some markets.

The following chart sets forth revenues and expenses not directly related to the operations of the reportable segments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ Change	% Change
Property general and administrative	$(1,071)	$(1,174)	$103	(8.8)%
Advisor fees	(9,834)	(10,389)	555	(5.3)
Company level expenses	(1,898)	(1,683)	(215)	12.8
Depreciation and amortization	(34,734)	(36,307)	1,573	(4.3)
Interest expense	(26,975)	(14,001)	(12,974)	92.7
Unrealized loss on financial obligation	(7,132)	(1,229)	(5,903)	480.3
Income from unconsolidated real estate affiliates and fund investments	2,483	12,158	(9,675)	(80)
Investment income on marketable securities	—	645	(645)	(100.0)
Net realized gain upon sale of marketable securities	—	118	(118)	(100.0)
Net unrealized change in fair value of investment in marketable securities	—	(1,821)	1,821	(100.0)
Gain on disposition of property	2,434	—	2,434	100.0
Total expenses	$(76,727)	$(53,683)	$(23,044)	42.9%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses decreased during the three months ended March 31, 2025 as compared to the same period in 2024 primarily due to a decrease in property level legal fees.
Advisor fees relate to the fixed advisory and performance fees earned by our Advisor. Fixed fees increase or decrease based on changes in our NAV, which have been and will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, and our Advisor will receive 10% of the excess total return above the 7% threshold. The decrease in advisor fees of $555 for the three months ended March 31, 2025 as compared to the same period in 2024 is related to a decrease in fixed advisory fees due to a decrease in NAV.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses remained fairly flat for the three months ended March 31, 2025 when compared to the same period in 2024.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. Depreciation and amortization expense remained flat for the three months ended March 31, 2025 as compared to the same period in 2024.
Interest expense increased by $12,974 for the three months ended March 31, 2025 as compared to the same period in 2024 primarily as a result of an increase in interest expense from changes in fair value on our interest rate swaps and collars in the amount of approximately $12,400 during the three months ended March 31, 2025 when compared to the same period in 2024. Additionally, we incurred approximately $8,200 higher net interest expense on the financial obligations related to the DST Program, which includes non-cash interest expense on properties deemed probable for repurchase. Offsetting these increases were decreases in interest expense of approximately $8,100 related to a lower overall balance on our Credit Facility and mortgage loans that were extinguished.
Unrealized loss on financial obligation relates to changes in the fair value of our financial obligation for the various DST Programs that we have elected the fair value option for. We recorded an unrealized loss on financial obligation of $7,132 for the three months ended March 31, 2025 as compared to $1,229 for the three months ended March 31, 2024.
Income from unconsolidated real estate affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont, The Huntington, Siena Suwanee Town Center and Kingston at McLean Crossing as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio and Single-Family Rental Portfolio I. During the three months ended March 31, 2025, we recorded a $4,866 increase in the fair value of our investment in Single-Family Rental Portfolio I as compared to a $9,815 increase in the fair value during the same period in 2024. During the three months ended March 31, 2025, we recorded a $2,870 decrease in the fair value of our investment in the NYC Retail Portfolio as compared to a $1,637 increase in the fair value during the same period in 2024.

Investment income on marketable securities relates to dividends earned on our portfolio of publicly traded REIT securities. We recorded dividend income of $645 during the three months ended March 31, 2024. We liquidated our investments in marketable securities during the three months ended June 30, 2024.
Net realized gain upon the sale of marketable securities relates to sales of individual stocks within our portfolio of publicly traded REIT stocks. We recorded a realized gain of $118 during the three months ended March 31, 2024.
Net unrealized change in fair value of investment in marketable securities relate to changes in fair value of our portfolio of publicly traded REIT securities. We liquidated our investments in marketable securities during the three months ended June 30, 2024. During the three months ended March 31, 2024 we recorded a loss of $1,821.
Gain on disposition of property and extinguishment of debt, net of $2,434 in the three months year ended March 31, 2025 relates to the sale of 237 Via Vera Cruz and the early extinguishment of debt on Pinecone Apartments and Miramont Apartments.
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

The following table presents a reconciliation of net income to NAREIT FFO for the periods presented:

Reconciliation of net income to NAREIT FFO	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net (loss) income attributable to JLL Income Property Trust, Inc.	$(5,548)	$14,136
Real estate depreciation and amortization (1)	30,039	33,167
Loss (gain) on disposition of property and unrealized loss on investment in unconsolidated real estate affiliate (1)	(3,203)	(9,764)
Impairment of depreciable real estate (1)	741	1,138
NAREIT FFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$22,029	$38,677
Weighted average shares outstanding, basic and diluted	224,975,230	230,710,490
NAREIT FFO per share, basic and diluted	$0.10	$0.17
________
(1)    Includes amounts attributable to our ownership share of both consolidated properties and unconsolidated real estate affiliates and our operating partnership for all periods.
We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
NAREIT FFO attributable to JLL Income Property Trust, Inc.	$22,029	$38,677
Straight-line rental income (1)	(1,427)	(1,441)
Amortization of above- and below-market leases (1)	(1,043)	(1,380)
Amortization of net discount on assumed debt (1)	192	(134)
Loss (gain) on derivative instruments and extinguishment or modification of debt (1)	3,412	(6,911)
Adjustment for investments accounted for under the fair value option (2)	2,262	3,959
Net change in fair value of investment in marketable securities (1)	—	1,552
Acquisition expenses (1)	68	—
Adjustment for DST Properties (3)	1,278	(9,036)
AFFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$26,771	$25,286
Weighted average shares outstanding, basic and diluted	224,975,230	230,710,490
AFFO per share, basic and diluted	$0.12	$0.11
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

NAV as of March 31, 2025
The following table provides a breakdown of the major components of our NAV as of March 31, 2025:

	March 31, 2025
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,585,465	$367,134	$54,158	$1,858,755	$201,845	$4,067,357
Debt	(611,560)	(141,614)	(20,890)	(716,976)	(77,857)	(1,568,897)
Other assets and liabilities, net	22,940	5,312	783	26,894	2,920	58,849
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$996,845	$230,832	$34,051	$1,168,673	$126,908	$2,557,309
Number of outstanding shares	87,420,665	20,215,195	2,978,039	102,398,630	11,133,373
NAV per share	$11.40	$11.42	$11.43	$11.41	$11.40
________
(1)The value of our real estate investments was less than the historical cost by 1.3% as of March 31, 2025.
The following table provides a breakdown of the major components of our NAV as of December 31, 2024:

	December 31, 2024
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,662,246	$382,103	$55,768	$1,941,124	$44,864	$4,086,105
Debt	(674,430)	(155,032)	(22,627)	(787,580)	(18,203)	(1,657,872)
Other assets and liabilities, net	33,765	7,762	1,133	39,429	911	83,000
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$1,021,581	$234,833	$34,274	$1,192,973	$27,572	$2,511,233
Number of outstanding shares	89,137,711	20,462,037	2,982,425	103,999,019	2,407,370
NAV per share	$11.46	$11.48	$11.49	$11.47	$11.45
________
(1)The value of our real estate investments was less than the historical cost by 1.0% as of December 31, 2024.
The decrease in NAV per share from December 31, 2024 to March 31, 2025, was related to the payment of our dividend. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of March 31, 2025:

	Healthcare	Industrial	Traditional Office	Residential	Retail	Other (1)	Total Company
Exit capitalization rate	5.8%	5.6%	6.8%	5.3%	5.9%	6.5%	5.6%
Discount rate/internal rate of return (IRR)	7.4	7.3	8.6	7.0	7.5	8.1	7.2
Annual market rent growth rate	3.0	3.1	2.6	3.1	2.9	3.0	3.0
Holding period (years)	10.0	10.0	10.0	10.0	10.0	18.3	10.1
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

The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2024:

	Healthcare	Industrial	Traditional Office	Residential	Retail	Other (1)	Total Company
Exit capitalization rate	5.7%	5.6%	6.8%	5.3%	5.9%	6.5%	5.6%
Discount rate/internal rate of return (IRR)	7.4	7.3	8.6	7.0	7.5	8.1	7.2
Annual market rent growth rate	3.0	3.1	2.6	3.1	2.9	3.0	3.0
Holding period (years)	10.0	10.1	10.0	10.0	10.0	18.4	10.1
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
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		March 31, 2025	December 31, 2024
Discount Rate - weighted average	0.25% increase	(1.9)%	(1.9)%
Exit Capitalization Rate - weighted average	0.25% increase	(2.7)	(2.8)
Annual market rent growth rate - weighted average	0.25% decrease	(1.7)	(1.8)
The fair value of our mortgage notes and other debt payable was estimated to be approximately $100,000 and $126,000 lower than the carrying values at March 31, 2025 and December 31, 2024, respectively. The NAV per share would have increased by $0.36 and by $0.46 per share at March 31, 2025 and December 31, 2024, respectively, if we were to have included the fair value of our mortgage notes and other debt payable in our methodology to determine NAV.
The selling commission and dealer manager fee are offering costs and are recorded as a reduction of capital in excess of par value. Selling commissions are paid on the date of sale of our common stock. We accrue all future dealer manager fees up to the ten percent regulatory limit on the date of sale of our common stock. For NAV calculation purposes, dealer manger fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee. Dealer manager fees payable are included in Accrued offering costs on our Consolidated Balance Sheets.  Dealer manager fees payable as of March 31, 2025 and December 31, 2024 were $174,910 and $177,191, respectively.
The following table reconciles stockholders' equity per our Consolidated Balance Sheet to our NAV:

March 31, 2025
Stockholders' equity under GAAP	$1,613,251
Adjustments:
Accrued dealer manager fees (1)	174,910
Unrealized real estate appreciation (2)	49,113
Accumulated depreciation, amortization and other (3)	720,035
NAV	$2,557,309
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
(2)    Our investments in real estate are presented under historical cost in our GAAP Consolidated Financial Statements. As such, any increases in the fair market value of our investments in real estate are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate are recorded at fair value.
(3)    We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV. Additionally, we make other fair value adjustments to our NAV to account for differences with historical cost GAAP; an example would be straight-line rent revenue.

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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates and fund investment
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Credit Facility
		•	Sales of our shares in our public and private offerings
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with capital raising in our continuous public offering, private offering and DST Program	•	Draws from lender escrow accounts
•	Other company level expenses	•	Sales of beneficial interests in the DST Program
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Issuance of mortgage notes receivable
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Advisor
•	Fees payable to our Dealer Manager
The sources and uses of cash for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ Change
Net cash provided by operating activities	$40,447	$31,543	$8,904
Net cash used in investing activities	(51,463)	(36,082)	(15,381)
Net cash provided by (used in) financing activities	4,614	(12,972)	17,586
Net cash provided by operating activities increased by $8,904 for the three months ended March 31, 2025 as compared to the same period in 2024. The increase in cash from operating activities is primarily due to lower interest expense paid on our Credit Facility of approximately $8,700 as well an an increase in distributions received from unconsolidated real estate affiliates of $2,592 during the three months ended March 31, 2025 as compared to the same period in 2024.
Net cash used in investing activities increased by $15,381 for the three months ended March 31, 2025 as compared to the same period in 2024. The increase is primarily related to acquisitions of real estate investments of $37,111 offset by proceeds from sales of real estate investments of $15,629 during the three months ended March 31, 2025.
Net cash provided by (used in) financing activities increased by $17,586 for the three months ended March 31, 2025 as compared to the same period in 2024. The change is primarily related to an increase in higher net capital raised of $191,386 and is partially offset by an decrease of $155,380 in net proceeds from mortgage note payables and net draws on our Credit

Facility, as well as an increase in distributions paid to noncontrolling interests of $15,124 during the three months ended March 31, 2025 as compared to the same period in 2024.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements of our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at March 31, 2025 and December 31, 2024:

	Consolidated Debt
	March 31, 2025		December 31, 2024
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$1,440,812	3.95%	$1,555,292	4.08%
Variable	53,433	5.83	54,694	6.03
Total	$1,494,245	4.01%	$1,609,986	4.15%
Covenants
At March 31, 2025, we were in compliance with all debt covenants.
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
We are subject to fixed ground lease payments on South Beach Parking Garage of $126 per year until September 30, 2029, which will increase every five years by the lesser of 12% or the cumulative CPI over the previous five year period. We are also subject to a variable ground lease payment calculated as 2.5% of revenue. The lease expires September 30, 2041 and has a ten-year renewal option.
The operating agreement for Grand Lakes Marketplace allows the unrelated third party joint venture partner, owning a 10% interest, to put its interest in the venture to us at a market determined value.
The operating agreement for 13500 Danielson Street, 4211 Starboard, 2840 Loker Avenue and 15890 Bernardo Center Drive allows the unrelated third party joint venture partner, owning a 5% interest, to put its interest in the venture to us at a market determined value.
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
Sources of Distributions
The following table summarizes our distributions paid over the three months ended March 31, 2025 and 2024:

	For the Three Months ending March 31,
	2025	2024
Distributions:
Paid in cash	$13,107	$10,868
Reinvested in shares	19,650	19,267
Total distributions	32,757	30,135
Source of distributions:
Cash flow from operating activities	32,757	30,135
Total sources of distributions	$32,757	$30,135

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk associated with changes in interest rates in terms of the price of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of March 31, 2025, we had consolidated debt of $1,494,245. Including the $21,963 net discount on the assumption of debt and debt issuance costs, we had consolidated debt of $1,472,282 at March 31, 2025. We also entered into interest rate derivative agreements on $650,000 of the variable rate debt that cap SOFR at between 2.6% and 4.5% that mature in 2027. A 0.25% movement in the interest rate on the $53,433 of variable-rate debt would have resulted in a $134 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At March 31, 2025, the fair value of our consolidated mortgage notes and other debt payable was estimated to be approximately $82,654 lower than the carrying value of $1,494,245. If treasury rates were 0.25% higher at March 31, 2025, the fair value of our consolidated debt would have been approximately $95,784 lower than the carrying value.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of March 31, 2025, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the risk factors previously disclosed under "Item 1A. Risk Factors" of our 2024 Form 10-K.

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
During the three months ended March 31, 2025, we repurchased 8,445,514 shares of common stock under the share repurchase plan, which represented all of the share repurchase requests received for the same period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV (1)	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (2)
January 2025	3,433,773	$11.49	3,433,773	1.6%	—
February 2025	2,479,540	11.52	2,479,540	1.1	—
March 2025	2,532,201	11.51	2,532,201	1.2	—
Total	8,445,514	$11.50	8,445,514	3.9%	—
________
(1)    Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior quarter end.
(2)    Repurchases are limited as described above.

Unregistered Sales of Equity Securities
On January 2, 2025, we received $100,000 from the sale of approximately 8,726,003 shares of our Class D shares to Jones Lang LaSalle Co-Investment, Inc. at the per share purchase price of $11.46 pursuant to a private offering exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

3.2	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Appendix A to the Company’s prospectus supplement filed with the SEC on May 9, 2013).

3.3	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014).

3.4	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2014).

3.5	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2014).

3.6	Second Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2015).

3.7	Certificate of Correction to the Company’s Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2016).

3.8	Third Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed with the SEC on October 16, 2019).

3.9	Fourth Articles of Amendment to the Second Articles of Amendment and Restatements of Jones Lang LaSalle Income Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on October 3, 2022).

3.10	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.10 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).

4.1	Third Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2025).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

104*	Cover Page Intereactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
__________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, JLL Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JLL INCOME PROPERTY TRUST, INC.

Date:	May 8, 2025	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer and Director

Date:	May 8, 2025	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer