Form 10-Q
period 2025-06-30
JLL Income Property Trust, Inc.
filed 2025-08-07
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding on August 6, 2025 were 83,800,172 shares of Class A common stock, 19,888,620 shares of Class M common stock, 2,620,819 shares of Class A-I common stock, 99,620,567 shares of Class M-I common stock and 11,133,373 shares of Class D common stock.

JLL Income Property Trust, Inc.

Item 1. Financial Statements.
JLL Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Investments in real estate:
Land (including from VIEs of $208,320 and $79,152, respectively)	$821,070	$686,082
Buildings and equipment (including from VIEs of $815,981 and $290,145, respectively)	4,293,847	3,722,299
Less accumulated depreciation (including from VIEs of $(51,828) and $(44,092), respectively)	(510,428)	(459,600)
Net property and equipment	4,604,489	3,948,781
Investments in unconsolidated real estate affiliates	142,134	148,324
Real estate fund investments	52,155	334,329
Investments in real estate and other assets held for sale, net (including from VIEs of $0 and $13,492, respectively)	2,371	13,492
Net investments in real estate	4,801,149	4,444,926
Mortgage notes receivable	134,051	132,913
Cash and cash equivalents (including from VIEs of $13,442 and $8,500, respectively)	73,939	85,833
Restricted cash (including from VIEs of $15,751 and $3,807, respectively)	41,544	24,827
Tenant accounts receivable, net (including from VIEs of $673 and $1,035, respectively)	8,400	9,257
Deferred expenses, net (including from VIEs of $5,795 and $4,665, respectively)	22,935	22,470
Acquired intangible assets, net (including from VIEs of $4,415 and $1,792, respectively)	186,628	193,652
Deferred rent receivable, net (including from VIEs of $4,180 and $2,549, respectively)	46,262	42,992
Prepaid expenses and other assets (including from VIEs of $11,190 and $7,462, respectively)	34,195	46,811
TOTAL ASSETS	$5,349,103	$5,003,681
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net (including from VIEs of $487,485 and $103,799, respectively)	$1,797,383	$1,588,536
Liabilities held for sale (including from VIEs of $0 and $11,877, respectively)	—	11,877
Accounts payable and other accrued expenses (including from VIEs of $15,778 and $5,355, respectively)	68,304	64,296
Financing obligation	1,144,950	1,078,102
Accrued offering costs	196,176	180,012
Accrued interest (including from VIEs of $2,379 and $520, respectively)	6,579	5,431
Accrued real estate taxes (including from VIEs of $5,676 and $1,275, respectively)	21,155	13,079
Advisor fees payable	3,374	3,328
Acquired intangible liabilities, net (including from VIEs of $177 and $200, respectively)	35,643	37,562
TOTAL LIABILITIES	3,273,564	2,982,223
Redeemable noncontrolling interests	31,039	17,641
Redeemable equity	100,000	—
Equity:
Class A common stock: $0.01 par value; 200,000,000 shares authorized; 84,804,910 and 89,137,711 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	848	891
Class M common stock: $0.01 par value; 200,000,000 shares authorized; 20,059,585 and 20,462,037 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	201	205
Class A-I common stock: $0.01 par value; 200,000,000 shares authorized; 2,620,819 and 2,982,425 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	26	30
Class M-I common stock: $0.01 par value; 200,000,000 shares authorized; 100,786,372 and 103,999,019 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,008	1,040
Class D common stock: $0.01 par value; 200,000,000 shares authorized; 2,407,370 and 2,407,370 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	24	24
Additional paid-in capital (net of offering costs of $407,335 and $379,028 as of June 30, 2025 and December 31, 2024, respectively)	2,579,524	2,652,581
Distributions to stockholders	(1,009,112)	(944,253)
Accumulated deficit	(115,122)	(106,688)
Total JLL Income Property Trust, Inc. stockholders’ equity	1,457,397	1,603,830
Noncontrolling interests	487,103	399,987
Total equity	1,944,500	2,003,817
TOTAL LIABILITIES AND EQUITY	$5,349,103	$5,003,681
The abbreviation “VIEs” above means Variable Interest Entities.
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Revenues:
Rental revenue	$106,194	$96,473	$202,704	$193,616
Other revenue	3,290	4,800	6,318	7,969
Interest on mortgage notes receivable	2,582	2,260	5,115	4,422
Total revenues	112,066	103,533	214,137	206,007
Operating expenses:
Real estate taxes	15,207	14,452	29,335	28,478
Property operating	20,334	18,762	38,319	36,421
Property general and administrative	864	1,028	1,935	2,202
Advisor fees	10,077	10,140	19,911	20,529
Company level expenses	2,179	1,706	4,077	3,389
Provision for impairment of real estate	211	—	211	—
Depreciation and amortization	40,339	37,037	75,073	73,344
Total operating expenses	89,211	83,125	168,861	164,363
Other income (expenses):
Interest expense	(13,033)	(28,724)	(40,008)	(42,725)
Unrealized loss on financial obligation	(13,313)	(1,927)	(20,445)	(3,156)
(Loss) income from unconsolidated real estate affiliates and fund investments	(241)	(18,038)	2,242	(5,880)
Investment income on marketable securities	—	344	—	989
Net realized loss upon sale of marketable securities	—	(5,133)	—	(5,015)
Net unrealized change in fair value of investment in marketable securities	—	1,821	—	—
Gain on disposition of property and extinguishment of debt, net	—	—	2,434	—
Total other income and (expenses)	(26,587)	(51,657)	(55,777)	(55,787)
Net loss	(3,732)	(31,249)	(10,501)	(14,143)
Less: Net loss attributable to the noncontrolling interests	846	5,480	2,067	2,510
Net loss attributable to JLL Income Property Trust, Inc.	$(2,886)	$(25,769)	$(8,434)	$(11,633)
Net loss attributable to JLL Income Property Trust, Inc. per share-basic and diluted:
Class A	$(0.01)	$(0.11)	$(0.04)	$(0.05)
Class M	(0.01)	(0.11)	(0.04)	(0.05)
Class A-I	(0.01)	(0.11)	(0.04)	(0.05)
Class M-I	(0.01)	(0.11)	(0.04)	(0.05)
Class D	(0.01)	(0.11)	(0.04)	(0.05)
Weighted average common stock outstanding-basic and diluted	221,728,367	224,342,577	223,342,829	227,526,534

See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except per share amounts
(Unaudited)

	Common Stock		Additional Paid-in Capital	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, April 1, 2024	227,274,044	$2,272	$2,781,774	$(847,574)	$(112,391)	$360,549	$2,184,630
Issuance and conversion of common stock	4,657,137	47	55,344	—	—	—	55,391
Repurchase of shares	(9,757,014)	(97)	(116,296)	—	—	—	(116,393)
Offering costs	—	—	(4,536)	—	—	—	(4,536)
Net loss ($12 loss allocated to redeemable noncontrolling interests)	—	—	—	—	(25,769)	(5,468)	(31,237)
Issuance of OP units	—	—	—	—	—	10	10
Repurchase of OP units	—	—	—	—	—	(880)	(880)
Adjustment of noncontrolling interests	—	—	(29,914)	—	—	29,914	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(7,203)	(7,203)
Allocation to redeemable noncontrolling interests	—	—	(1,079)	—	—	—	(1,079)
Distributions declared per share ($0.158)	—	—	—	(32,378)	—	—	(32,378)
Balance, June 30, 2024	222,174,167	$2,222	$2,685,293	$(879,952)	$(138,160)	$376,922	$2,046,325
Balance, January 1, 2024	234,168,910	$2,342	$2,791,951	$(817,439)	$(126,527)	$275,307	$2,125,634
Issuance and conversion of common stock	7,652,159	77	92,108	—	—	—	92,185
Repurchase of shares	(19,676,020)	(197)	(238,892)	—	—	—	(239,089)
Offering costs	—	—	(7,185)	—	—	—	(7,185)
Stock based compensation	29,118	—	350	—	—	—	350
Net loss ($32 loss allocated to redeemable noncontrolling interests)	—	—	—	—	(11,633)	(2,478)	(14,111)
Issuance of OP units	—	—	—	—	—	168,008	168,008
Repurchase of OP units	—	—	—	—	—	(1,480)	(1,480)
Adjustment of noncontrolling interests	—	—	48,619	—	—	(48,619)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(13,816)	(13,816)
Allocation to redeemable noncontrolling interests	—	—	(1,658)	—	—	—	(1,658)
Distributions declared per share ($0.303)	—	—	—	(62,513)	—	—	(62,513)
Balance, June 30, 2024	222,174,167	$2,222	$2,685,293	$(879,952)	$(138,160)	$376,922	$2,046,325
Balance, April 1, 2025	215,419,899	$2,154	$2,600,346	$(977,010)	$(112,236)	$383,615	$1,896,869
Issuance and conversion of common stock	4,178,421	42	47,687	—	—	—	47,729
Repurchase of shares	(8,919,264)	(89)	(101,916)	—	—	—	(102,005)
Offering costs	—	—	(24,300)	—	—	—	(24,300)
Net loss ($202 loss allocated to redeemable noncontrolling interests)	—	—	—	—	(2,886)	(644)	(3,530)
Issuance of OP units	—	—	—	—	—	184,204	184,204
Repurchase of OP units	—	—	—	—	—	(12,420)	(12,420)
Adjustment of noncontrolling interests	—	—	57,590	—	—	(57,590)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(10,062)	(10,062)
Allocation to redeemable noncontrolling interests	—	—	117	—	—	—	117
Distributions declared per share ($0.158)	—	—	—	(32,102)	—	—	(32,102)
Balance, June 30, 2025	210,679,056	$2,107	$2,579,524	$(1,009,112)	$(115,122)	$487,103	$1,944,500
Balance, January 1, 2025	218,988,562	$2,190	$2,652,581	$(944,253)	$(106,688)	$399,987	$2,003,817
Issuance and conversion of common stock	9,024,597	90	103,313	—	—	—	103,403
Repurchase of shares	(17,364,778)	(173)	(198,970)	—	—	—	(199,143)
Offering costs	—	—	(28,307)	—	—	—	(28,307)
Stock based compensation	30,675	—	350	—	—	—	350
Net loss ($44 loss allocated to redeemable noncontrolling interests)	—	—	—	—	(8,434)	(2,023)	(10,457)
Cash contributions from noncontrolling interests	—	—	—	—	—	125	125
Issuance of OP units	—	—	—	—	—	184,204	184,204
Repurchase of OP units	—	—	—	—	—	(26,981)	(26,981)
Adjustment of noncontrolling interests	—	—	50,423	—	—	(50,423)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(17,786)	(17,786)
Allocation to redeemable noncontrolling interests	—	—	134	—	—	—	134
Distributions declared per share ($0.315)	—	—	—	(64,859)	—	—	(64,859)
Balance, June 30, 2025	210,679,056	$2,107	$2,579,524	$(1,009,112)	$(115,122)	$487,103	$1,944,500
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands, except per share amounts (Unaudited)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,501)	$(14,143)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	74,766	72,439
Gain on disposition of property and extinguishment of debt	(2,434)	—
Net realized gain upon sale of marketable securities	—	5,015
Straight line rent	(3,265)	(2,363)
Provision for impairment of real estate	211	—
(Income) loss from unconsolidated real estate affiliates and fund investments	(2,242)	5,880
Payment for interest rate cap	(8,225)	—
Distributions received from unconsolidated real estate affiliates and fund investments	8,063	8,278
Non-cash interest income related to the DST Program, net	(11,792)	(11,437)
Net changes in assets, liabilities and other	20,044	(4,804)
Net cash provided by operating activities	64,625	58,865
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(54,938)	(29,436)
Proceeds from sales of real estate investments	15,591	—
Capital improvements and lease commissions	(22,417)	(25,487)
Investment in unconsolidated real estate affiliates and fund investments	(138)	(376)
Distributions from unconsolidated real estate affiliates	256	—
Investment in marketable securities	—	(8,747)
Proceeds from sale of marketable securities	—	53,932
Investment in mortgage notes receivable	(1,000)	(7,277)
Cash received related to restructuring of Single-Family Rental Portfolio I	61,720	—
Cash payments related to restructuring of Single-Family Rental Portfolio I	(2,000)	—
Net cash used in investing activities	(2,926)	(17,391)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	173,300	55,211
Proceeds from DST Program	261,675	205,095
Repurchase of shares	(196,376)	(238,038)
Offering costs	(12,398)	(11,735)
Distributions to stockholders	(26,132)	(22,594)
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(46,223)	(15,568)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	165	68
Deposits for loan commitments	(2,284)	850
Draws on credit facility	20,000	68,000
Payment on credit facility	(103,000)	(140,000)
Proceeds from mortgage notes and other debt payable	—	126,435
Debt issuance costs	(3,398)	(814)
Payment on early extinguishment of debt	(519)	—
Principal payments on mortgage notes and other debt payable	(121,686)	(80,429)
Net cash provided used in financing activities	(56,876)	(53,519)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,823	(12,045)
Cash, cash equivalents and restricted cash at the beginning of the period	110,660	114,805
Cash, cash equivalents and restricted cash at the end of the period	$115,483	$102,760
Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to Consolidated Statements of Cash Flows
Cash and cash equivalents	$73,939	$76,533
Restricted cash	41,544	26,227
Cash, cash equivalents and restricted cash at the end of the period	$115,483	$102,760
Supplemental disclosure of cash flow information:
Interest paid	$62,807	$61,020
Non-cash activities:
Write-offs of receivables	$9	$320
Write-offs of retired assets and liabilities	24,539	25,827
Change in liability for capital expenditures	1,660	2,496
Net liabilities transferred at sale of real estate investments	(82)	—
Net liabilities assumed at acquisition	418	(534)
Change in issuance of common stock receivable and redemption of common stock payable	3,583	1,050
Change in accrued offering costs	15,909	(4,550)
Assumption of mortgage notes payable	—	(26,191)
Investments in real estate and settlement of financing obligations in exchange for OP Units	184,200	167,998
Net assets consolidated in exchange of real estate fund investment	236,504	—
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
JLL Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of healthcare, industrial, residential, retail and other properties located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties outside of the United States and complemented by investments in real estate-related debt and equity securities. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of June 30, 2025, we owned interests in a total of 132 properties and nearly 2,450 single-family rental homes located in 28 states.
We own substantially all of our assets through JLLIPT Holdings, LP, a Delaware limited partnership (our “operating partnership”), of which we are a limited partner and JLLIPT Holdings GP, LLC, our wholly owned subsidiary, is the sole general partner. The use of our operating partnership to hold substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). By using an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his or her property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership ("OP Units") and defer taxation of gain until the limited partnership interests are disposed of in a taxable transaction. As of June 30, 2025, we raised aggregate proceeds from the issuance of OP Units in our operating partnership of $893,583, and owned directly or indirectly 76.3% of the OP Units of our operating partnership. The remaining 23.7% of the OP Units are held by third parties.
On October 1, 2012, we commenced our initial public offering of common stock and since that time we have offered shares of our common stock in various public offerings registered with the Securities and Exchange Commission (the "SEC"). On June 6, 2025, our most recent public offering (the "Current Public Offering") of up to $1,500,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, was declared effective by the SEC. As of June 30, 2025, we have raised aggregate gross proceeds from the sale of shares of our common stock in our Current Public Offering of approximately $22,600. We intend to continue to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering.
In addition to our public offerings, on March 3, 2015, we commenced a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated thereunder of up to $350,000 in shares of our Class D common stock with an indefinite duration (the "Private Offering"). As of June 30, 2025, we have raised aggregate gross proceeds of $98,188 in the Private Offering. In addition, on October 16, 2019, we, through our operating partnership, initiated a program (the “DST Program”), and on August 6, 2024, our board of directors approved an increase to raise up to a total of $3,000,000 in private placements exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts ("DSTs") holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of June 30, 2025, we have raised approximately $1,971,000 of aggregate gross proceeds from our DST Program.
From our inception to June 30, 2025, we have received approximately $7,069,700 in gross offering proceeds from various public and private offerings of shares of our common stock, issuance of OP Units as well as aggregate gross proceeds from our DST Program. As of June 30, 2025, 84,804,910 shares of Class A common stock, 20,059,585 shares of Class M common stock, 2,620,819 shares of Class A-I common stock, 100,786,372 shares of Class M-I common stock, and 11,134,173 shares of Class D common stock were outstanding and held by a total of 21,053 stockholders.
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

LaSalle is a wholly owned but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of June 30, 2025, JLL and its affiliates owned an aggregate of 2,521,801 Class M-I shares and 8,726,003 Class D shares, all of which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a current value of approximately $127,688.
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
Parenthetical disclosures are shown on our Consolidated Balance Sheets regarding the amounts of VIE assets and liabilities that are consolidated. As of June 30, 2025, our VIEs include The District at Howell Mill, Grand Lakes Marketplace, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, 15890 Bernardo Center Drive, Single-Family Rental Portfolio I and II due to the joint venture structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs and our operating partnership. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of June 30, 2025, noncontrolling interests represented the minority members’ proportionate share of The District at Howell Mill, a consolidated joint venture and our operating partnership.
Redeemable noncontrolling interests represent noncontrolling interests that are redeemable at the option of the holder or in circumstances out of our control and therefore are accounted for as temporary equity. The carrying amount of the redeemable noncontrolling interests is adjusted over time on an accretive basis to reflect the fair value at the time the noncontrolling interest becomes redeemable by the holder. Changes in the redemption value of redeemable noncontrolling interests are recorded as an allocation of additional paid in capital on our Consolidated Statements of Equity. We have redeemable noncontrolling interests that relate to Grand Lakes Marketplace, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, 15890 Bernardo Center Drive, Single-Family Rental Portfolio I and II as of June 30, 2025. As of June 30, 2025, $31,039 related to these third party joint ventures were included in Redeemable noncontrolling interests on our Consolidated Balance Sheet of which $9,300 is immediately puttable by the holder of the noncontrolling interest.
Certain of our joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of its outside joint venture partners.
The carrying amount of our noncontrolling interests reflected in equity are as follows:

	June 30, 2025	December 31, 2024
Interests in the partnership equity of the operating partnership	$483,311	$396,090
Noncontrolling interest in consolidated joint ventures	3,792	3,897
Total noncontrolling interests reflected in equity	$487,103	$399,987
Redeemable equity interests represent common shares that are redeemable at the option of the holder under conditions out of our control and therefore are accounted for as temporary equity. The carrying value of the redeemable equity interest will be reported at the higher of the initial investment value or the current fair value of the shares held as redeemable equity. Changes in redemption value of redeemable equity are recorded as an allocation of additional paid in capital on our Consolidated Statements of Equity. We have redeemable equity related to 8,726,003 of Class D shares.

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
The interim financial data as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. At June 30, 2025, our restricted cash balance on our Consolidated Balance Sheet was primarily related to loan escrow amounts and subscriptions received in advance.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at June 30, 2025 and December 31, 2024 was $13,767 and $11,801, respectively.
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
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $155,111 and $159,737 at June 30, 2025 and December 31, 2024, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $22,725 and $21,077 at June 30, 2025 and December 31, 2024, respectively, on the accompanying Consolidated Balance Sheets.
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
Real estate fund investments accounted for under the fair value option are stated at the fair value of our ownership in the fund. The fair value is recorded based upon changes in the NAV of the limited partnership as determined from the financial statements of the real estate fund. During the three and six months ended June 30, 2025, we recorded a net unrealized gain classified within the Level 3 category of $1,017 and $3,013, respectively and during the three and six months ended June 30, 2024 we recorded a net increase in fair value classified within the Level 3 category of $347 and $11,799, respectively, which related to our investments in the NYC Retail Portfolio (as defined below) and the Single-Family Rental Portfolio I (as defined below) (see Note 4—Unconsolidated Real Estate Affiliates and Fund Investments). Our investment in Single-Family Rental Portfolio I was consolidated on April 23, 2025 and a final unrealized gain was recorded (see Note 3—Property).
During the six months ending June 30, 2025, we recorded an impairment charge in our unconsolidated investment in Pioneer Tower within the Level 3 category of $917 utilizing a capitalization rate of 7.5% and a discount rate of 10.0% to reflect our investment at its estimated fair value. During the six months ended June 30, 2024, we recorded impairment charges in our unconsolidated investment in Pioneer Tower within the Level 3 category of $21,100. The impairment is recorded within (Loss) income from unconsolidated real estate affiliates on our Consolidated Statement of Operations and Comprehensive Income.
During the six months ending June 30, 2025, we recorded impairment charges totaling $211 on individual homes within our Single-Family Rental Portfolio I within the Level 2 category related to eight homes being held for sale and listed for sale at values below our current carrying value.
Additionally, as of June 30, 2025 we have $838,187 of financial obligations related to our DST Program that have been valued within the Level 3 category utilizing a range of capitalization rates of 5.5% to 6.0% and a range of discount rates of 7.0% to 7.75%.
We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our consolidated mortgage notes and other debt payable using Level 2 inputs was $70,583 and $104,270 lower than the aggregate carrying amounts at June 30, 2025 and December 31, 2024, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon extinguishment of our mortgage notes and other debt payable.
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
As of June 30, 2025, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$388,000
Interest Rate Swaps	5	300,000
Interest Rate Collars	3	350,000
The fair value of our interest rate derivatives represent assets of $1,392 and liabilities of $1,725 at June 30, 2025, respectively, and assets of $5,575 at December 31, 2024.

Mortgage Notes Receivable
Mortgage notes receivable, including related accrued interest receivable, consists of mortgage loans originated by us and the related accrued and unpaid interest income as of the balance sheet date. In accordance with Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("Topic 326"), we will measure for any expected credit loss at each reporting period and record an allowance on those mortgage note receivables when deemed necessary. While Topic 326 does not require any particular method for determining any reserves, it does specify that it should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, as well as reasonable forecasts for the term of each mortgage note receivable.
Ground Lease
As of June 30, 2025, we have a single ground lease arrangement for which we are the lessee and recorded a right-of-use asset within prepaid expenses and other assets on our Consolidated Balance Sheets in the amount of $1,969 and a lease liability within accounts payable and other liabilities on our Consolidated Balance Sheets in the amount of $2,234.
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
Recent Issued Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes, which provides improvements to income tax disclosures by enhancing transparency. The standard will be effective for us for the fiscal years beginning after December 15, 2024. The adoption of the new standard will not have a material impact on us.
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

We allocated the purchase price for our 2025 acquisitions in accordance with authoritative guidance as follows:

2025 Acquisitions
Land	$6,483
Building and equipment	44,325
In-place lease intangible (acquired intangible assets)	9,053
Above-market lease intangible (acquired intangible assets)	143
Below-market lease intangible (acquired intangible liabilities)	(1,180)
$58,824
Amortization period for intangible assets and liabilities	8 Years - 10 Years
Consolidation of Single-Family Rental Portfolio I
On April 23, 2025, we restructured our investment in Single-Family Rental Portfolio I converting our previous non-controlling 47% interest in nearly 4,000 homes to a controlling 95% interest in a newly formed entity owning 1,900 homes located in various markets across the United States and in accordance with applicable guidance have consolidated our 95% interest. The portfolio of 1,900 homes is encumbered by a mortgage note payable of $387,620 maturing on April 23, 2028, and bears interest at the Secured Overnight Financing Rate ("SOFR") plus 1.51%. We entered into an interest rate cap agreement which caps SOFR at 3.19%. Our consolidated investment in real estate and other assets and liabilities was comprised of:

April 23, 2025
Land	$128,984
Building and equipment	511,678
In-place lease intangible	4,260
Other assets	1,634
Total assets	$646,556

Mortgage notes and other debt payable, net	$403,773
Other liabilities	6,281
Total liabilities	$410,054
Impairment of Investment in Real Estate
During the six months ending June 30, 2025, in accordance with authoritative guidance for impairment of long-lived assets, we determined that individual homes within the Single-Family Rental Portfolio I no longer fit our current investment objectives and strategy and reduced our expected hold period. We further determined that eight homes were impaired as the carrying value of the investment was not deemed recoverable. Therefore, we recognized an impairment charge totaling $211, which represents the difference between the listing price less estimated costs to sell and the carrying value of the property.
Dispositions
On January 15, 2025, we sold 237 Via Vera Cruz for approximately $16,200 less closing costs. In connection with the disposition, the mortgage loan associated with the property of $13,100 was retired. We recorded a gain on the sale of the property in the amount of $2,108 and a loss on the extinguishment of debt of $92.
Held for Sale
As of June 30 2025, eight homes within the Single-Family Rental Portfolio I were classified as held for sale. As of June 30, 2025, our investment in real estate held for sale was comprised of:

June 30, 2025
Land	$519
Building and equipment, net	1,852
Total assets	$2,371

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
In addition to investments in consolidated properties, we may make investments in real estate, which are classified as unconsolidated real estate affiliates under GAAP.
Unconsolidated Real Estate Affiliates
The following represent our unconsolidated real estate affiliates accounted for under the equity method of accounting as of June 30, 2025 and December 31, 2024:

				Carrying Amount of Investment
Property	Property Type	Location	Acquisition Date	June 30, 2025	December 31, 2024
Chicago Parking Garage	Other	Chicago, IL	December 23, 2014	$12,924	$12,886
Pioneer Tower	Healthcare	Portland, OR	June 28, 2016	41,571	42,663
The Tremont	Residential	Burlington, MA	July 19, 2018	22,150	21,416
The Huntington	Residential	Burlington, MA	July 19, 2018	8,624	8,541
Siena Suwanee Town Center	Residential	Suwanee, GA	December 15, 2020	30,374	30,651
Kingston at McLean Crossing	Residential	McLean, VA	December 3, 2021	26,491	32,167
Total				$142,134	$148,324
Summarized Combined Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

	June 30, 2025	December 31, 2024
Net investments in real estate	$381,404	$384,850
Acquired intangible assets, net	7,855	7,951
Other assets	9,154	13,942
Total assets	$398,413	$406,743

Mortgage notes and other debt payable	$179,833	$180,964
Acquired intangible liabilities, net	663	879
Other liabilities	3,782	4,344
Total liabilities	184,278	186,187
Members’ equity	214,135	220,556
Total liabilities and members' equity	$398,413	$406,743
Company Investments in Unconsolidated Real Estate Affiliates—Equity Method Investments

	June 30, 2025	December 31, 2024
Members’ equity	$214,135	$220,556
Less: other members' equity	(16,854)	(18,002)
Basis differential	(55,147)	(54,230)
Investments in unconsolidated real estate affiliates	$142,134	$148,324
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Total revenues	$9,720	$9,376	$19,009	$18,673
Total operating expenses	6,225	6,321	12,588	12,602
Operating income	$3,495	$3,055	$6,421	$6,071
Total other expenses	2,000	2,219	4,055	3,593
Net income	$1,495	$836	$2,366	$2,478

Company Equity in Income of Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net income of unconsolidated real estate affiliates	$1,495	$836	$2,366	$2,478
Other members’ share of net income	(247)	(154)	(412)	(441)
Impairment of investments in unconsolidated real estate affiliates	—	(19,765)	(917)	(21,100)
Company equity in income (loss) of unconsolidated real estate affiliates	$1,248	$(19,083)	$1,037	$(19,063)
NYC Retail Portfolio
On December 8, 2015, a wholly owned subsidiary of ours acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of June 30, 2025, the NYC Retail Portfolio owned six retail properties totaling approximately 1,790,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens and New Jersey. We have no unfunded commitments.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. As of June 30, 2025 and December 31, 2024, the carrying amount of our investment in the NYC Retail Portfolio was $52,155 and $60,403, respectively. During the three and six months ended June 30, 2025, we recorded a decrease in fair value of our investment in the NYC Retail Portfolio of $5,378 and $8,248, respectively. During the three and six months ended June 30, 2025, we made no capital contributions and received no distributions from Madison NYC Core Retail Partners, L.P. During the three and six months ended June 30, 2024, we recorded a decrease in fair value of our investment in the NYC Retail Portfolio of $6,561 and $4,924, respectively. During the three and six months ended June 30, 2024, we made no capital contributions and received no distributions from Madison NYC Core Retail Partners, L.P.
Single-Family Rental Portfolio I
On August 5, 2021, we acquired an approximate 47% interest in a portfolio of approximately 4,000 stabilized single-family rental homes located in various markets across the United States, including Atlanta, Dallas, Phoenix, Nashville and Charlotte, among others (the "Single-Family Rental Portfolio I"). The portfolio was encumbered by securitized mortgages in a net amount of approximately $760,000 maturing in the fourth quarter of 2025 at a weighted average interest rate of 2.1%. The equity purchase price for our approximate 47% interest was approximately $205,000. On April 23, 2025, we restructured our investment in Single-Family Rental Portfolio I to a 95% interest in a newly created joint venture that we control which owns 1,900 homes and as a result have consolidated our 95% interest as of such date (See Note 3—Property). The newly formed joint venture entered into a mortgage note payable in the amount of $387,620 that matures on April 21, 2028 and bears interest at SOFR plus 1.51%. In addition, we entered into an interest rate cap agreement to limit SOFR to 3.19%.
At acquisition on August 5, 2021, we made the election to account for our equity interest in the Single-Family Rental Portfolio I under the fair value option. Upon the restructure of our investment on April 23, 2025, we account for our 95% controlling interest under historical cost basis. As of December 31, 2024, the carrying amount of our investment in the Single-Family Rental Portfolio I was $273,926. During the period from January 1, 2025 through April 23, 2025, we recorded an increase in the fair value of our investment in the Single-Family Rental Portfolio I of $11,261 and incurred $2,506 in costs related to restructuring the joint venture. Also during the period from January 1, 2025 through April 23, 2025, we received distributions of income totaling $698 and we received return of capital distributions totaling $256, which reduced the carrying amount of our investment. During the three and six months ended June 30, 2024, we recorded an increase in the fair value of our investment in the Single-Family Rental Portfolio I of $6,908 and $16,723, respectively. During the three and six months ended June 30, 2024, we received distributions of income totaling $698 and $1,384, respectively. The cash distributions of income increased income from unconsolidated real estate affiliates.

Summarized Combined Balance Sheets—NYC Retail Portfolio and Single-Family Rental Portfolio I—Fair Value Option Investments

	June 30, 2025	December 31, 2024
Investment in real estate ventures	$217,502	$1,555,770
Cash	1,072	31,250
Other assets	630	65,935
Total assets	$219,204	$1,652,955

Total liabilities	$30,744	$832,767
Partners' capital	188,460	820,188
Total liabilities and partners' capital	$219,204	$1,652,955
Summarized Statement of Operations—NYC Retail Portfolio and Single-Family Rental Portfolio I—Fair Value Option Investments (Single-Family Rental Portfolio I presented through consolidation date of April 23, 2025)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Total revenue	$6,162	$20,742	$26,416	$43,815

Net investment (loss) income	(223,864)	7,616	(217,184)	18,882
Net unrealized gain (loss) on investment in real estate ventures	202,577	(14,545)	197,184	5,305
Net (loss) income	$(21,287)	$(6,929)	$(20,000)	$24,187
NOTE 5—MORTGAGE NOTES RECEIVABLE
Mortgage notes receivable, including related accrued interest receivable, consists of first mortgage loans originated by us and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes receivable are initially recorded at the amount advanced to the borrower less allowance for credit loss, if applicable. As of June 30, 2025, no allowance for credit loss has been recorded. Interest income is recognized monthly and includes the stated interest less the amortization of any financing costs. Mortgage notes receivables that we enter into may include commitments to fund incremental amounts to our borrowers after the initial closing. Our mortgage notes receivable consist of the following as of June 30, 2025:

Loan Secured By	Location	Origination Date	Maturity Date	Loan Type	Interest Rate (SOFR +) (1)	Loan Amount	Unfunded Amount
Residential	Austin, TX	May 26, 2023	May 26, 2026	Interest Only	2.95%	$27,000	$—
Residential	Charlotte, NC	September 22, 2023	September 15, 2026	Interest Only	3.25	27,000	—
Residential	North Charleston, SC	December 14, 2023	December 1, 2026	Interest Only	3.85	48,000	—
Residential	Tomball, TX	December 20, 2024	December 15, 2027	Interest Only	3.00	32,000	800
________
(1)    One month term SOFR.

NOTE 6—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2055 and consist of the following:

	Maturity/Extinguishment Date	Fixed / Floating	Interest Rate	Amount payable as of
				June 30, 2025	December 31, 2024
Mortgage notes payable (1)(2)(3)(4)	September 1, 2025 - June 1, 2055	Fixed / Floating	1.76% - 6.16%	$1,420,879	$1,126,986
Revolving line of credit	April 28, 2026	Fixed / Floating	5.75	—	83,000
Term loan	April 28, 2027	Fixed	4.88	400,000	400,000
Total				$1,820,879	$1,609,986
Net debt discount on assumed debt and debt issuance costs				(23,496)	(21,450)
Mortgage notes and other debt payable, net				$1,797,383	$1,588,536

237 Via Vera Cruz (5)				$—	$11,806
Mortgage notes and other debt payable of property held for sale				$—	$11,806

________
(1)    On January 31, 2025, we repaid the mortgage notes payable related to Miramont Apartments and Pinecone Apartments in the amount of $26,023 and $23,881, respectively.
(2)    On April 23, 2025, we restructured our investment in Single-Family Rental Portfolio I and entered into a mortgage note payable in the amount of $387,620 that matures on April 21, 2028 and bears interest at SOFR plus 1.51%. In addition, we entered into an interest rate cap agreement to limit SOFR to 3.19%.
(3)     On May 30, 2025, we repaid the mortgage note payable related to DFW Distribution Center in the amount of $17,720.
(4)    On June 10, 2025, we repaid the mortgage note payable related to Skokie Commons in the amount of $21,767.
(5)     The property associated with this mortgage note payable was classified as held for sale as of December 31, 2024 and sold on January 15, 2025. The loan was extinguished as part of the sale.

Aggregate future principal payments of mortgage notes payable and other debt payable as of June 30, 2025 are as follows:

Year	Amount
2025	$47,328
2026	246,683
2027	447,351
2028	537,566
2029	84,202
Thereafter	457,749
Total	$1,820,879
Credit Facility
On April 28, 2022, we entered into a credit agreement providing for a $1,000,000 revolving line of credit and unsecured term loan (collectively, the “Credit Facility”) with a syndicate of nine lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Capital Markets LLC, Wells Fargo Securities, LLC and Capital One, National Association. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. The $1,000,000 Credit Facility consists of a $600,000 revolving line of credit (the “Revolving Credit Facility”) and a $400,000 term loan (the “Term Loan”). The primary interest rate for the Revolving Credit Facility is based on one-month term SOFR plus 0.10% (“Adjusted Term SOFR”), plus a margin ranging from 1.30% to 2.00%, depending on our total leverage ratio. The primary interest rate for the Term Loan is based on Adjusted Term SOFR, plus a margin ranging from 1.25% to 1.95%, depending on our total leverage ratio. The maturity date of the Revolving Credit Facility was extended to April 28, 2026 and the Term Loan matures on April 28, 2027. The Credit Facility contains one additional, twelve-month extension option at our election. Based on our current total leverage ratio, we can elect to borrow at Adjusted Term SOFR plus 1.35% and Adjusted Term SOFR plus 1.30% for the Revolving Credit Facility and Term Loan, respectively, or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) Adjusted Term SOFR plus 1.00%, plus (ii) a margin ranging from 0.30% to 1.00% for base rate loans under the Revolving Credit Facility or a margin ranging from 0.25% to 0.95% for base rate loans under the Term Loan. If the “base rate” is less than 1.00%, it will be deemed to be 1.00% for purposes of the Credit Facility. We intend to use the Revolving Credit Facility to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of June 30, 2025, we believe no material adverse effects had occurred. We expect to utilize our cash on hand and Credit Facility capacity to extinguish mortgage notes maturing in 2025, fund redemptions and other general corporate needs.
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
At June 30, 2025, we had $0 outstanding under the Revolving Credit Facility at Adjusted Term SOFR plus 1.35% and $400,000 outstanding under the Term Loan at Adjusted Term SOFR plus 1.30%. We entered into swap and collar agreements for $650,000 of the Credit Facility to fix the floating rate SOFR at an average of 3.87% (all in rate of 5.17% to 5.22% at June 30, 2025). The interest rate swap and collar agreements mature on April 28, 2027.
Covenants
At June 30, 2025, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at June 30, 2025 and December 31, 2024 were $17,078 and $15,808, respectively.
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

Stock Transactions
The stock transactions for each of our classes of common stock, which includes those accounted for as redeemable equity, for the six months ended June 30, 2025 were as follows:

	Shares of Class A Common Stock	Shares of Class M Common Stock	Shares of Class A-I Common Stock	Shares of Class M-I Common Stock	Shares of Class D Common Stock	Total
Balance, December 31, 2024	89,137,711	20,462,037	2,982,425	103,999,019	2,407,370	218,988,562
Issuance of common stock	3,556,156	810,573	50,868	4,637,494	8,726,003	17,781,094
Repurchase of common stock	(7,825,402)	(1,121,490)	(270,138)	(8,147,748)	—	(17,364,778)
Share conversions	(63,555)	(91,535)	(142,336)	297,607	—	181
Balance, June 30, 2025	84,804,910	20,059,585	2,620,819	100,786,372	11,133,373	219,405,059
Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan, as stock compensation and accounted for as redeemable equity, for the six months ended June 30, 2025 were as follows:

	Six Months Ended June 30, 2025
	# of shares	Amount
Class A Shares	3,556,156	$40,857
Class M Shares	810,573	9,277
Class A-I Shares	50,868	580
Class M-I Shares	4,637,494	53,039
Class D Shares	8,726,003	100,000
Total		$203,753
Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the six months ended June 30, 2025, we honored 100% of repurchase requests we received and repurchased 17,364,778 shares of common stock in the amount of $199,143. During the six months ended June 30, 2024, we honored 100% of repurchase requests we received and repurchased 19,676,020 shares of common stock in the amount of $239,089. We have 8,726,003 of Class D shares outstanding that are classified as redeemable equity which is not subject to our share repurchase plan and are redeemable at the option of the holder under conditions out of our control.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock and OP Units may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares or unit being purchased on the distribution date. For the six months ended June 30, 2025, we issued 3,407,837 shares of common stock for $38,727 under the distribution reinvestment plan. For the six months ended June 30, 2024, we issued 3,355,377 shares of common stock for $39,919 under the distribution reinvestment plan.
Operating Partnership Units
Our operating partnership may issue OP Units to DST investors upon exercising its fair market value purchase option in exchange for their beneficial interests in such DST Properties, which are recorded as financing obligations (see Note 8—DST Program). Our operating partnership may also issue OP Units in connection with certain acquisitions from third parties. After a one-year holding period, holders of OP Units generally have the right to cause our operating partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both. During the six months ending June 30, 2025, we issued a total of 16,112,812 OP Units with a value of $183,822. During the six months ending June 30, 2024, we issued a total of 13,653,684 OP Units with a value of $168,036. During the six months ending June 30, 2025, we redeemed a total of 2,362,264 OP Units for $26,981. During the six months ended June 30, 2024, we redeemed a total of 125,500 OP Units for $1,480.

Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting, printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC, or in a private placement, and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Current Public Offering until June 6, 2025, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Current Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Current Public Offering period (other than selling commissions and dealer manager fees) as and when incurred. After the termination of the Current Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Current Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of June 30, 2025 and December 31, 2024, LaSalle has paid $3,158 and $2,821, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in Accrued offering costs on the Consolidated Balance Sheets.
Earnings Per Share
Basic per share amounts are based on the weighted average of shares outstanding of 223,342,829, and 227,526,534 for the six months ended June 30, 2025 and 2024, respectively. We have no dilutive or potentially dilutive securities.
We compute net income per share for Class A, Class M, Class A-I, Class M-I and Class D common stock using the two-class method. Our Advisor may earn a performance fee (see Note 10—Related Party Transactions), which may impact the net income of each class of common stock differently. In periods where no performance fee is recognized in our Consolidated Statements of Operations and Comprehensive Income, the net income per share will be the same for each class of common stock. No performance fee is recognized for the three and six months ended June 30, 2025 and 2024.
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
The sale of beneficial interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by the operating partnership and as such, the property will remain on our books and records. The proceeds received from each DST offering will be accounted for as a financing obligation on the Consolidated Balance Sheets. Upfront costs for legal work and debt placement costs for the DST are reimbursed by DST investors and are accounted for as deferred loan costs and are netted against the financing obligation. As of June 30, 2025, there are no costs to be reimbursed.
Under the master lease, we are responsible for subleasing the DST Property to tenants, for covering all costs associated with operating the underlying DST Property, and for paying base rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes), the DST Properties are included in our consolidated financial statements, with the master lease rent payments accounted for as interest expense for programs launched prior to October 1, 2023. During the three and six months ended June 30, 2025, we recorded interest expense related to the master lease in the amounts of $4,379 and $10,300, respectively. During the three and six months ended June 30, 2024, we recorded interest expense related to the master lease in the amounts of $6,906 and $15,524, respectively.We will record non-cash interest expense over the expected period until exercising of the fair market value purchase option for properties that have increased in fair value. We will recognize non-cash interest income (recorded as a reduction to interest expense) at exercise of the fair market value purchase option for properties that have decreased in fair value in addition to when properties have decreased in fair value following initial periods when the fair value has increased. We incurred non-cash interest expense of $1,879 and $3,454, respectively, for the three and six months ended June 30, 2025, and non-cash interest income of $16,512 and $17,399, respectively, for the three and six months ended June 30, 2025. We incurred non-cash interest expense of $2,477 and $2,511, respectively, for the three and six months ended June 30, 2024, and non-cash interest income of $1,543 and $13,949, respectively, for the three and six months ended June 30, 2024.
Commencing on October 1, 2023, we have elected the fair value option for DSTs launching after that date and as such the financial obligation will be remeasured on a recurring basis. We account for payments made to the DST under the master lease as a reduction of our financial obligations prior to remeasuring the fair value. During the three and six months ended June 30, 2025, we recorded $13,313 and $20,445, respectively, of net unrealized loss on financing obligations related to DST Programs for which we elected the fair value option which was inclusive of payments made under the master lease of $9,950 and $18,290 during the three and six months ended June 30, 2025, respectively.
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
As of June 30, 2025, we have sold approximately $1,971,000 of interests related to the DST Program. As of June 30, 2025, the following properties are included in our DST Program:

West Phoenix Distribution Center	Townlake of Coppell	Chandler Distribution Center
6500 Kaiser Drive	Haven North Andover	Jory Trail at the Grove
6300 Dumbarton Circle	Woodlawn Point	Whitestone Market
Louisville Logistics Center	Elgin Distribution Center	Kierland Village Center
140 Park Ave	Grand Prairie Distribution Center	Pinecone Apartments
47 National Way	Oak Street Lofts	Miramont Apartments
Taunton Distribution Center	Woodside Trumbull Apartments
NOTE 9—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties based on operating leases in place at June 30, 2025 are as follows:

Year	Amount
2025	$174,917
2026	286,781
2027	209,052
2028	151,917
2029	130,374
Thereafter	439,743
Total	$1,392,784
 Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the three and six months ended June 30, 2025, no individual tenant accounted for greater than 10% of minimum base rents.
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

The fixed advisory fees for the three and six months ended June 30, 2025 were $10,077 and $19,911, respectively. The fixed advisory fees for the three and six months ended June 30, 2024 were $10,140 and $20,529, respectively. There were no performance fees for the three and six months ended June 30, 2025 and 2024. Included in Advisor fees payable at June 30, 2025 and December 31, 2024 were $3,374 and $3,328 of fixed fee expense, respectively, and no performance fee expenses.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, for property management, construction management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the three and six months ended June 30, 2025, JLL Americas was paid $636 and $1,518, respectively. For the three and six months ended June 30, 2024, JLL Americas was paid $662 and $1,658, respectively.
We pay the Dealer Manager selling commissions and dealer manager fees in connection with our offerings. For the three and six months ended June 30, 2025, we paid the Dealer Manager selling commissions and dealer manager fees totaling $3,012 and $5,936, respectively. For the three and six months ended June 30, 2024, we paid the Dealer Manager selling commissions and dealer manager fees totaling $3,019 and $6,168, respectively. A majority of the selling commissions and dealer manager fees are reallowed to participating broker-dealers. Included in Accrued offering costs at June 30, 2025 and December 31, 2024 were $193,018 and $177,191 of future dealer manager fees payable, respectively.
As of June 30, 2025 and December 31, 2024, we owed $3,158 and $2,821, respectively, for organization and offering costs paid by LaSalle (see Note 7—Common Stock and OP Units). These costs are included in Accrued offering costs.
LaSalle Investment Management Distributors, LLC also serves as the dealer manager for the DST Program on a “best efforts” basis. Our taxable REIT subsidiary, which is a wholly owned subsidiary of our operating partnership, pays the dealer manager upfront selling commissions, upfront dealer manager fees and placement fees of up to 5.0%, 1.0% and 1.0%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. A majority of upfront selling commissions, dealer manager fees and placement fees are reallowed to participating broker-dealers. For the three and six months ended June 30, 2025, our taxable REIT subsidiary paid $2,904 and $5,531, respectively, to the Dealer Manager. For the three and six months ended June 30, 2024, our taxable REIT subsidiary paid $2,876 and $4,663, respectively, to the Dealer Manager. In addition, the Dealer Manager receives an ongoing investor servicing fee that is calculated daily on a continuous basis from year to year equal to 1/365th of (a) 0.25% of the NAV of each total, gross equity offering at the time of syndication, payable by the DSTs; (b) 0.85% of the NAV of each outstanding Class A OP Unit, 0.30% of the NAV of each outstanding Class M OP Unit and 0.30% of the NAV of each outstanding Class A-I OP Unit for such day issued in connection with the operating partnership's fair market value option (the "FMV Option"), payable by our operating partnership; and (c) 0.85% of the NAV of each outstanding Class A share, 0.30% of the NAV of each outstanding Class M share and 0.30% of the NAV of each outstanding Class A-I share for such day issued in connection with the investors' redemption right, payable by us. The investor servicing fee may continue for so long as the investor in the DST Program holds beneficial interests, Class A, Class M and Class A-I OP Units or Class A, Class M and Class A-I shares that were issued in connection with the DST Program. The majority of all investor servicing fees are reallowed to participating broker-dealers. No investor servicing fee will be paid on Class M-I OP Units or Class M-I shares. For the three and six months ended June 30, 2025, the DSTs paid $781 and $1,553, respectively, in investor servicing fees to the Dealer Manager in connection with the DST Program. For the three and six months ended June 30, 2024, the DSTs paid $502 and $1,001, respectively, in investor servicing fees to the Dealer Manager in connection with the DST Program.
LaSalle also serves as the manager for the DST Program. Each DST may pay the manager a management fee equal to a to-be-agreed upon percentage of the total equity of such DST. For the three and six months ended June 30, 2025, the DSTs paid $468 and $932, respectively, in management fees to our Advisor in connection with the DST Program. For the three and six months ended June 30, 2024, the DSTs paid $301 and $611, respectively, in management fees to our Advisor in connection with the DST Program.
On January 2, 2025, we received $100,000 from the sale of approximately 8,726,003 shares of our Class D shares to Jones Lang LaSalle Co-Investment, Inc. at the per share purchase price of $11.46. As of June 30, 2025, JLL and its affiliates owned an aggregate of 2,521,801 Class M-I shares and 8,726,003 Class D shares and have a value of approximately $127,688 as of June 30, 2025. The 8,726,003 Class D shares are classifed as redeemable equity on our Consolidated Balance Sheets.
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
The operating agreement for our investment in Single-Family Rental Portfolio I allows the unrelated third party joint venture partner, owning a 5% interest, to put its interest to us at a market determined value starting April 15, 2033.
NOTE 12—SEGMENT REPORTING
We have five operating segments: healthcare, industrial, residential, retail and other. Other includes operations of our consolidated parking garage and mortgage notes receivable. Consistent with how our chief operating decision maker ("CODM") reviews and manages our properties, the financial information summarized below is presented by operating segment for the three and six months ended June 30, 2025 and 2024. Our CODM is made up of our chief executive officer and two executives of our Advisor's portfolio management group.

Three Months Ended June 30, 2025	Healthcare	Industrial	Residential	Retail	Other	Total
Assets as of June 30, 2025	$611,571	$1,667,533	$2,076,364	$575,310	$154,102	$5,084,880
Assets as of December 31, 2024	604,502	1,657,627	1,417,376	581,580	152,883	4,413,968

Capital expenditures by segment	$470	$3,258	$6,128	$644	$—	$10,500

Revenues:
Rental revenue	$16,705	$35,449	$40,466	$13,503	$71	$106,194
Other revenue	474	147	1,528	226	526	2,901
Interest on mortgage notes receivable	—	—	—	—	2,582	2,582
Total revenues	$17,179	$35,596	$41,994	$13,729	$3,179	$111,677
Adjustments to total revenues(1)	(1,141)	(1,301)	(563)	(413)	4	(3,414)
Total segment revenue	$16,038	$34,295	$41,431	$13,316	$3,183	$108,263

Operating expenses:
Real estate taxes	$1,486	$5,803	$6,078	$1,717	$123	$15,207
Property operating	3,638	2,807	11,412	2,246	231	20,334
Property general and administrative	88	144	114	149	35	530
Total operating expenses	$5,212	$8,754	$17,604	$4,112	$389	$36,071
Adjustments to total operating expenses(2)	—	(25)	(226)	(102)	—	(353)
Total segment operating expenses	$5,212	$8,729	$17,378	$4,010	$389	$35,718

Total segment operating income	$10,826	$25,566	$24,053	$9,306	$2,794	$72,545

Reconciliation to net income
Total segment operating income						$72,545
Elimination of adjustments						3,061
Corporate level revenue and operating expenses						55
Advisor fees						(10,077)
Company level expenses						(2,179)
Provision for impairment of real estate						(211)
Depreciation and amortization						(40,339)
Interest expense						(13,033)
Unrealized loss on financial obligation						(13,313)
Loss from unconsolidated real estate affiliates and fund investments						(241)
Net loss						$(3,732)

Reconciliation to total consolidated assets as of June 30, 2025
Assets per reportable segments						$5,084,880
Investment in unconsolidated real estate affiliates, real estate fund investments and corporate level assets						264,223
Total consolidated assets						$5,349,103

Reconciliation to total consolidated assets as of December 31, 2024
Assets per reportable segments						$4,413,968
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						589,713
Total consolidated assets						$5,003,681
________
(1)    Adjustments represent exclusion of straight-line rent and amortization of above and below lease intangibles as well as amounts attributable to our joint venture partner's share of total revenues.
(2)    Adjustments represent amounts attributable to our joint venture partner's share of total operating expenses.

Three Months Ended June 30, 2024	Healthcare	Industrial	Residential	Retail	Other	Total

Capital expenditures by segment	$3,226	$2,832	$4,240	$830	$—	$11,128

Revenues:
Rental revenue	$15,624	$31,981	$35,555	$13,561	$(248)	$96,473
Other revenue	482	101	1,423	2,438	530	4,974
Interest on mortgage notes receivable	—	—	—	—	2,260	2,260
Total revenues	$16,106	$32,082	$36,978	$15,999	$2,542	$103,707
Adjustments to total revenues(1)	(582)	(774)	(109)	(959)	4	(2,420)
Total segment revenue	$15,524	$31,308	$36,869	$15,040	$2,546	$101,287
Operating expenses:
Real estate taxes	$1,446	$5,701	$5,540	$1,744	$113	$14,544
Property operating expenses	3,373	2,702	10,168	2,362	157	18,762
Property general and administrative	70	135	48	253	18	524
Total operating expenses	$4,889	$8,538	$15,756	$4,359	$288	$33,830
Adjustments to total operating expenses(2)	—	(27)	(60)	(119)	—	(206)
Total segment operating expenses	$4,889	$8,511	$15,696	$4,240	$288	$33,624

Total segment operating income	$10,635	$22,797	$21,173	$10,800	$2,258	$67,663

Reconciliation to net income
Total segment operating income						$67,663
Elimination of adjustments						2,214
Corporate level revenue and general and administrative expenses						(586)
Advisor fees						(10,140)
Company level expenses						(1,706)
Depreciation and amortization						(37,037)
Interest expense						(28,724)
Unrealized loss on financial obligation						(1,927)
Income from unconsolidated real estate affiliates and fund investments						(18,038)
Investment income on marketable securities						344
Net realized gain upon sale of marketable securities						(5,133)
Net unrealized change in fair value of investment in marketable securities						1,821
Net loss						$(31,249)
________
(1)    Adjustments represent exclusion of straight-line rent and amortization of above and below lease intangibles as well as amounts attributable to our joint venture partner's share of total revenues.
(2)    Adjustments represent amounts attributable to our joint venture partner's share of total operating expenses.

	Healthcare	Industrial	Residential	Retail	Other	Total
Six Months Ended June 30, 2025

Capital expenditures by segment	$2,152	$5,290	$10,675	$2,640	$—	$20,757

Revenues:
Rental revenue	$33,000	$70,400	$72,671	$26,491	$142	$202,704
Other revenue	921	260	2,827	446	1,090	5,544
Interest on mortgage notes receivable	—	—	—	—	5,115	5,115
Total revenues	$33,921	$70,660	$75,498	$26,937	$6,347	$213,363
Adjustments to total revenues(1)	$(2,307)	$(2,890)	$(701)	$(1,160)	$8	$(7,050)
Total segment revenue	$31,614	$67,770	$74,797	$25,777	$6,355	$206,313

Operating expenses:
Real estate taxes	$3,024	$11,675	$11,008	$3,398	$230	$29,335
Property operating expenses	7,208	5,706	20,387	4,582	436	38,319
Property general and administrative	168	217	140	250	62	837
Total operating expenses	$10,400	$17,598	$31,535	$8,230	$728	$68,491
Adjustments to total operating expenses(2)	—	(44)	(282)	(207)	—	(533)
Total segment operating expenses	$10,400	$17,554	$31,253	$8,023	$728	$67,958

Total segment operating income	$21,214	$50,216	$43,544	$17,754	$5,627	$138,355

Reconciliation to net income
Total segment operating income						$138,355
Elimination of adjustments						6,517
Corporate level revenue and operating expenses						(324)
Advisor fees						(19,911)
Company level expenses						(4,077)
Provision for impairment of real estate						(211)
Depreciation and amortization						(75,073)
Interest expense						(40,008)
Unrealized loss on financial obligation						(20,445)
Loss from unconsolidated real estate affiliates and fund investments						2,242
Loss on disposition of property						2,434
Net loss						$(10,501)

	Healthcare	Industrial	Residential	Retail	Other	Total
Six Months Ended June 30, 2024

Capital expenditures by segment	$4,987	$6,908	$7,973	$3,124	$—	$22,992

Revenues:
Rental revenue	$31,672	$64,622	$70,083	$27,415	$(176)	$193,616
Other revenue	835	116	2,992	2,671	1,051	7,665
Interest on mortgage notes receivable	—	—	—	—	4,422	4,422
Total revenues	$32,507	$64,738	$73,075	$30,086	$5,297	$205,703
Adjustments to total revenues(1)	(1,619)	(2,316)	(211)	(2,110)	8	(6,248)
Total segment revenue	$30,888	$62,422	$72,864	$27,976	$5,305	$199,455

Operating expenses:
Real estate taxes	$3,126	$11,411	$10,301	$3,507	$226	$28,571
Property operating expenses	6,699	5,169	19,542	4,639	371	36,420
Property general and administrative	148	278	91	477	37	1,031
Total operating expenses	$9,973	$16,858	$29,934	$8,623	$634	$66,022
Adjustments to total operating expenses(2)	—	(51)	(107)	(230)	—	(388)
Total segment operating expenses	$9,973	$16,807	$29,827	$8,393	$634	$65,634

Total segment operating income	$20,915	$45,615	$43,037	$19,583	$4,671	$133,821

Reconciliation to net income
Total segment operating income						$133,821
Elimination of adjustments						5,860
Corporate level revenue and operating expenses						(775)
Advisor fees						(20,529)
Company level expenses						(3,389)
Depreciation and amortization						(73,344)
Interest expense						(42,725)
Unrealized loss on financial obligation						(3,156)
Loss from unconsolidated real estate affiliates and fund investments						(5,880)
Investment income on marketable securities						989
Net realized loss upon sale of marketable securities						(5,015)
Net loss						$(14,143)

NOTE 13—SUBSEQUENT EVENTS
On July 25, 2025, our operating partnership exercised its fair market value purchase option to acquire West Phoenix Distribution Center and issued 11,034,624 OP Units to the DST investors for approximately $125,000 in exchange for their beneficial interest in such DST property. We estimate interest income of approximately $10,000 will be recorded upon exercising the fair market value purchase option.
On July 29, 2025, we acquired Glendale Distribution Center, a 1,000,000 square foot industrial property located in Phoenix, Arizona for approximately $140,200. The acquisition was funded with a new mortgage note payable in the amount of $50,000 and cash on hand.
On August 5, 2025, our board of directors approved a gross dividend for the third quarter of 2025 of $0.1575 per share to stockholders and OP Unit holders of record as of the close of business on September 23, 2025. The dividend will be paid on or around September 26, 2025. Stockholders and OP Unit holders will receive $0.1575 per share or OP Unit, less applicable class-specific fees, if any.

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

Estimated Percent of Fair Value as of June 30, 2025:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the six months ended June 30, 2025 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K.

Properties
Properties owned at June 30, 2025, including DST Properties, are as follows:

					Percentage Leased as of June 30, 2025
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Healthcare Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100%	228,000	100%
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	93
Genesee Plaza
9333 Genesee Ave	San Diego, CA	July 2, 2019	100	80,000	95
9339 Genesee Ave	San Diego, CA	July 2, 2019	100	81,000	95
Fountainhead Corporate Park
Fountainhead Corporate Park I	Tempe, AZ	February 6, 2020	100	167,000	90
Fountainhead Corporate Park II	Tempe, AZ	February 6, 2020	100	128,000	80
170 Park Avenue	Florham Park, NJ	February 2, 2021	100	147,000	100
9101 Stony Point Drive	Richmond, VA	September 15, 2021	100	87,000	100
North Tampa Surgery Center	Odessa, FL	October 8, 2021	100	13,000	100
Duke Medical Center	Durham, NC	December 23, 2021	100	60,000	98
KC Medical Office Portfolio
8600 NE 82nd Street	Kansas City, MO	December 23, 2021	100	11,000	100
1203 SW 7 Highway	Blue Springs, MO	December 23, 2021	100	10,000	100
Roeland Park Medical Office	Roeland Park, KS	December 28, 2021	100	30,000	100
South Reno Medical Center	Reno, NV	December 28, 2021	100	32,000	100
Sugar Land Medical Plaza	Sugar Land, TX	December 30, 2021	100	37,000	100
Cedar Medical Center	Flagstaff, AZ	April 29, 2022	100	26,000	100
North Boston Medical Center	Haverhill, MA	June 28, 2022	100	30,000	100
North Charlotte Medical Center	Stanley, NC	June 28, 2022	100	25,000	100
Grand Rapids Medical Center	Wyoming, MI	July 21, 2022	100	25,000	100
Glendale Medical Center	Los Angeles, CA	July 29, 2022	100	20,000	100
6300 Dumbarton Circle	Fremont, CA	September 15, 2022	100	44,000	100
6500 Kaiser Drive	Fremont, CA	September 15, 2022	100	88,000	100
Greater Sacramento Medical Center	Rancho Cordova, CA	September 16, 2022	100	18,000	100
Naperville Medical Center	Naperville, IL	March 28, 2025	100	39,000	100
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100%	409,000	100%
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
Grand Prairie Distribution Center
3325 West Trinity Boulevard	Grand Prairie, TX	January 22, 2014	100	277,000	100
3324 West Trinity Boulevard	Grand Prairie, TX	May 31, 2019	100	145,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100
1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100

					Percentage Leased as of June 30, 2025
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	100
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Paine Avenue	Valencia, CA	June 29, 2016	100	117,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	June 29, 2016	100	142,000	100
Mason Mill Distribution Center	Buford, GA	December 20, 2017	100	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	March 29, 2019	100	117,000	100
45630 Northport Loop East	Fremont, CA	March 29, 2019	100	120,000	100
Taunton Distribution Center	Taunton, MA	August 23, 2019	100	200,000	100
Chandler Distribution Center
1725 East Germann Road	Chandler, AZ	December 5, 2019	100	122,000	100
1825 East Germann Road	Chandler, AZ	December 5, 2019	100	89,000	100
Fort Worth Distribution Center	Fort Worth, TX	October 23, 2020	100	351,000	100
Whitestown Distribution Center
4993 Anson Boulevard	Whitestown, IN	December 11, 2020	100	280,000	100
5102 E 500 South	Whitestown, IN	December 11, 2020	100	440,000	100
Louisville Distribution Center	Shepherdsville, KY	January 21, 2021	100	1,040,000	100
Southeast Phoenix Distribution Center
6511 West Frye Road	Chandler, AZ	February 23, 2021	100	102,000	100
6565 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
6615 West Frey Road	Chandler, AZ	February 23, 2021	100	136,000	100
6677 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
6635 West Frye Road	Chandler, AZ	June 8, 2022	100	105,000	100
6575 West Frye Road	Chandler, AZ	June 8, 2022	100	140,000	100
Louisville Airport Distribution Center	Louisville, KY	June 24, 2021	100	284,000	100
13500 Danielson Street (1)	Poway, CA	July 2, 2021	95	73,000	100
4211 Starboard Drive (1)	Fremont, CA	July 9, 2021	95	130,000	100
5 National Way	Durham, NC	September 28, 2021	100	188,000	100
47 National Way	Durham, NC	September 28, 2021	100	187,000	100
Friendship Distribution Center
4627 Distribution Pkwy	Buford, GA	October 20, 2021	100	126,000	100
4630 Distribution Pkwy	Buford, GA	October 20, 2021	100	149,000	100
4646 Distribution Pkwy	Buford, GA	October 20, 2021	100	102,000	100
4651 Distribution Pkwy	Buford, GA	October 20, 2021	100	272,000	100
South San Diego Distribution Center
2001 Sanyo Avenue	San Diego, CA	October 28, 2021	100	320,000	100
2055 Sanyo Avenue	San Diego, CA	October 28, 2021	100	209,000	90
2065 Sanyo Avenue	San Diego, CA	October 28, 2021	100	136,000	100
1755 Britannia Drive	Elgin, IL	November 16, 2021	100	80,000	100
2451 Bath Road	Elgin, IL	November 16, 2021	100	327,000	100
687 Conestoga Parkway	Shepardsville, KY	November 17, 2021	100	327,000	100
2840 Loker Avenue (1)	Carlsbad, CA	November 30, 2021	95	104,000	100

					Percentage Leased as of June 30, 2025
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
15890 Bernardo Center Drive (1)	San Diego, CA	November 30, 2021	95	48,000	100
Northeast Atlanta Distribution Center	Jefferson, GA	April 8, 2022	100	459,000	100
West Phoenix Distribution Center	Glendale, AZ	September 30, 2022	100	1,200,000	100
Puget Sound Distribution Center	Lacey, WA	October 6, 2022	100	142,000	73
Louisville Logistics Center	Shepherdsville, KY	April 20, 2023	100	1,043,000	100
Minneapolis Distribution Center	Maple Grove, MN	November 19, 2024	100	443,000	100
Richmond Distribution Center	Richmond, VA	March 5, 2025	100	279,000	100
Residential Segment:
Townlake of Coppell	Coppell, TX	May 22, 2015	100%	351,000	96%
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	85
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	97
Dylan Point Loma	San Diego, CA	August 9, 2016	100	204,000	94
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	93
Jory Trail at the Grove	Wilsonville, OR	July 14, 2017	100	315,000	95
The Reserve at Johns Creek	Johns Creek, GA	July 28, 2017	100	244,000	94
Villas at Legacy	Plano, TX	June 6, 2018	100	340,000	95
Summit at San Marcos	Chandler, AZ	July 31, 2019	100	257,000	90
Haven North Andover	North Andover, MA	May 3, 2021	100	204,000	96
The Preserve at the Meadows	Fort Collins, CO	August 23, 2021	100	208,000	98
The Rockwell	Berlin, MA	August 31, 2021	100	233,000	93
Miramont Apartments	Fort Collins, CO	September 29, 2021	100	212,000	97
Pinecone Apartments	Fort Collins, CO	September 29, 2021	100	176,000	98
Reserve at Venice	North Venice, FL	December 17, 2021	100	268,000	88
Woodside Trumbull	Trumbull, CT	December 21, 2021	100	207,000	100
Jefferson Lake Howell	Casselberry, FL	March 30, 2022	100	374,000	91
Oak Street Lofts	Tigard, OR	July 15, 2022	100	162,000	94
Molly Brook on Belmont	North Haledon, NJ	September 27, 2022	100	177,000	97
Creekview Crossing	Sherwood, OR	February 29, 2024	100	217,000	92
Single-Family Rental Portfolio I (1)(2)	Various	August 5, 2021	95	3,382,000	93
Single-Family Rental Portfolio II (1)	Various	Various	95	777,000	93
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88%	306,000	98%
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	95
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	89
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	95
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	97
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	87
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	92
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	100
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	97
Montecito Marketplace	Las Vegas, NV	August 8, 2017	100	190,000	100
Milford Crossing	Milford, MA	January 29, 2020	100	159,000	100
Patterson Place	Durham, NC	May 31, 2022	100	25,000	89
Silverado Square	Las Vegas, NV	June 1, 2022	100	48,000	98
Woodlawn Point	Marietta, GA	June 30, 2022	100	98,000	100
Other Segment:

					Percentage Leased as of June 30, 2025
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
South Beach Parking Garage (3)	Miami Beach, FL	January 28, 2014	100%	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (4)	Chicago, IL	December 23, 2014	100%	167,000	N/A
NYC Retail Portfolio (5)(6)	NY/NJ	December 8, 2015	14	1,790,000	82
Pioneer Tower (7)	Portland, OR	June 28, 2016	100	308,000	53
The Tremont (1)	Burlington, MA	July 19, 2018	75	175,000	96
The Huntington (1)	Burlington, MA	July 19, 2018	75	115,000	97
Siena Suwanee Town Center (8)	Suwanee, GA	December 15, 2020	100	226,000	95
Kingston at McLean Crossing (1)	McLean, VA	December 3, 2021	80	279,000	97
________
(1)We own a majority interest in the joint venture that owns a fee simple interest in this property.
(2)We owned an approximate 47% interest in a portfolio of nearly 4,000 single-family rental homes located in various cities across the United States and elected the fair value option to account for our investment. On April 23, 2025, we restructured the joint venture and now own 95% in a portfolio of 1,900 single-family rental homes located in various cities across the United States. Our 95% interest has been consolidated as of April 23, 2025.
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

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases, except that leases for residential properties are generally for one year. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of June 30, 2025:

	Number of Properties / Portfolios (1)	Total Area (Sq Ft)	% of Total Area	Stabilized Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Healthcare	25	1,566,000	6%	97%	$35.51
Industrial	60	14,619,000	54	100	7.18
Residential(2)	22	8,908,000	33	94	20.76
Retail	14	1,887,000	7	95	22.18
Other	1	130,000	—	N/A	N/A
Total	122	27,110,000	100%	97%	$14.29
________
(1)Amount calculated as in-place minimum base rent for all occupied space at June 30, 2025 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
(2)Residential includes nearly 1,900 single-family rental homes in the Single-Family Rental Portfolio I and 500 single-family rental homes in the Single-Family Rental Portfolio II.
As of June 30, 2025, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $13.57 for our consolidated properties.

Recent Events and Outlook
Property Valuations
Property valuations increased slightly across our portfolio driven mainly by stabilized capital market assumptions and continued increases in property operating income during the three months ending June 30, 2025.
Credit Facility
On April 28, 2022, we entered into our $1,000,000 Credit Facility, which consists of a $600,000 Revolving Credit Facility and a $400,000 Term Loan. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. On March 4, 2025, we exercised our first twelve-month extension option on our Revolving Credit Facility. We are in compliance with our debt covenants as of June 30, 2025. We expect to maintain compliance with our debt covenants.
Liquidity
At June 30, 2025, we had in excess of $76,000 in total cash on hand and $600,000 of capacity under our Credit Facility.
Share Repurchase Plan
During the second quarter of 2025, we repurchased 100% of requests totaling $102,005 of our common stock pursuant to our share repurchase plan, which had a quarterly limit of $127,865. The quarterly limit on repurchases is calculated as 5% of our NAV as of the last day of the previous quarter. The limit for the third quarter of 2025 is $124,599.
Fair Value of Assets and Liabilities
We account for our approximate 14% investment in the NYC Retail Portfolio and our previous 47% investment in the Single-Family Rental Portfolio I using the fair value option. During the quarter ended June 30, 2025, we recorded an unrealized fair value loss of $5,378 and an unrealized fair value gain of $6,395 related to our investments in the NYC Retail Portfolio and Single-Family Rental Portfolio I, respectively. Our interest rate swaps and collars resulted in an unrealized fair value loss of $1,994 during the quarter. We utilize our interest rate caps, swaps and collars to fix interest rates on variable rate debt we plan to hold to maturity.
Current Offerings
On June 6, 2025, the SEC declared our Current Public Offering effective registering up to $1,500,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, consisting of up to $1,200,000 of shares offered in our primary offering and up to $300,000 in shares offered pursuant to our distribution reinvestment plan. We intend to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering period, subject to regulatory approval. We intend to primarily use the net proceeds from our public offerings, after we pay the fees and expenses attributable to the offerings and our operations, to (1) grow and further diversify our portfolio by making investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing instruments and (3) fund repurchases of our shares under our share repurchase plan.
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

Capital Raised and Use of Proceeds
As of June 30, 2025, we have raised gross proceeds of approximately $6,567,000 from our public and private offerings since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $5,779,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $952,000 and repurchase shares of our common stock for approximately $2,164,000.
On January 2, 2025, JLL acquired $100,000 of Class D shares at the NAV per share as of the purchase date.
2025 Property Acquisitions
•Richmond Distribution Center totaling 279,000 square feet for approximately $40,700;
•Naperville Medical Center totaling 39,000 square feet for approximately $16,300; and
•Restructured our investment in Single-Family Rental Portfolio I from an approximate 47% equity interest in nearly 4,000 homes to a 95% controlling interest in 1,900 homes.
2025 Property Dispositions
•237 Via Vera Cruz for approximately $16,200 less closing costs and recorded a gain on the disposition of $2,455.
2025 Financing
•Retired four loans totaling approximately $89,000; and
•Entered into a loan related to the restructuring of our Single-Family Rental Portfolio I for $388,000.
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
We expect to maintain a targeted company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted company leverage ratio. Our company leverage ratio was 31% as of June 30, 2025.
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
Results of Operations for the Three Months Ended June 30, 2025 and 2024:
Properties acquired or sold after January 1, 2024 are presented within the recent acquisitions and sold properties line for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired in the current or prior year in the Properties section above in addition to 180 North Jefferson, Stonemeadow Farms, Pinole Point Distribution Center (all sold in 2024) and 237 Via Vera Cruz (sold in 2025). Properties owned for the six months ended June 30, 2025 and 2024 are referred to as our comparable properties.
Revenues
The following chart sets forth revenues, by reportable segment, for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ Change	% Change
Revenues:
Rental revenue
Healthcare	$16,341	$15,624	$717	4.6%
Industrial	33,027	30,867	2,160	7.0
Residential	30,898	30,462	436	1.4
Retail	13,503	13,561	(58)	(0.4)
Other	71	(248)	319	(128.6)
Comparable properties total	$93,840	$90,266	$3,574	4.0%
Recent acquisitions and sold properties	12,354	6,207	6,147	99.0
Total rental revenue	$106,194	$96,473	$9,721	10.1%

Other revenue
Healthcare	$474	$482	$(8)	(1.7)%
Industrial	161	101	60	59.4
Residential	1,291	1,133	158	13.9
Retail	226	2,438	(2,212)	(90.7)
Other	526	530	(4)	(0.8)
Comparable properties total	$2,678	$4,684	$(2,006)	(42.8)%
Recent acquisitions and sold properties	612	116	496	427.6
Total other revenue	$3,290	$4,800	$(1,510)	(31.5)%

Interest on mortgage notes receivable	$2,582	$2,260	$322	14.2%

Total revenues	$112,066	$103,533	$8,533	8.2%
Rental revenue at comparable properties increased by $3,574 for the three months ended June 30, 2025 as compared to the same period in 2024. Increases within our healthcare, industrial and residential segments were primarily related to an increase in rental rates and occupancy at various properties during the three months ended June 30, 2025 as compared to the same period in 2024 as well as due to an increase in recovery revenue related to increases in real estate taxes and property operating expenses. The decrease in rental revenue within the retail segment was primarily related to temporary reduced base rent for two tenants located at the District at Howell Mill totaling $253 during the three months ended June 30, 2025. The increase in rental revenue within our other segment relates to a write off of uncollected rental charges during the three months ended June 30, 2024 from a retail tenant within our South Beach Parking Garage property.
Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties decreased by $2,006 for the three months ended June 30, 2025 as compared to the same period in 2024. The decreases within our retail segment were related to an approximately $2,200 termination fee received at The District at Howell Mill during the three months ended June 30, 2024.
Interest on mortgage notes receivable relates to interest income earned on first mortgage notes originated by us. The increase in interest earned relates to higher outstanding balances held during the three months ended June 30, 2025 as compared to the same period in 2024.
Operating Expenses
The following chart sets forth real estate taxes and property operating expenses by reportable segment, for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ Change	% Change
Operating expenses:
Real estate taxes
Healthcare	$1,445	$1,446	$(1)	(0.1)%
Industrial	5,423	5,282	141	2.7
Residential	4,614	5,039	(425)	(8.4)
Retail	1,717	1,744	(27)	(1.5)
Other	123	113	10	8.8
Comparable properties total	$13,322	$13,624	$(302)	(2.2)%
Recent acquisitions and sold properties	1,885	828	1,057	128
Total real estate taxes	$15,207	$14,452	$755	5.2%

Property operating expenses
Healthcare	$3,616	$3,373	$243	7.2%
Industrial	2,659	2,402	257	10.7
Residential	8,657	8,327	330	4.0
Retail	2,246	2,362	(116)	(4.9)
Other	231	157	74	47.1
Comparable properties total	$17,409	$16,621	$788	4.7%
Recent acquisitions and sold properties	2,925	2,141	784	37
Total property operating expenses	$20,334	$18,762	$1,572	8.4%
Total operating expenses	$35,541	$33,214	$2,327	7.0%
Real estate taxes at comparable properties decreased by $302 for the three months ended June 30, 2025 as compared to the same period in 2024. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estate taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased by $788 during the three months ended June 30, 2025 as compared to the same period in 2024. The increases in the three months ended June 30, 2025 as compared to the same period in 2024 generally relate to higher repairs and maintenance projects, increased property management costs and higher utility costs in some markets.

The following chart sets forth revenues and expenses not directly related to the operations of the reportable segments for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ Change	% Change
Property general and administrative	$(864)	$(1,028)	$164	(16.0)%
Advisor fees	(10,077)	(10,140)	63	(0.6)
Company level expenses	(2,179)	(1,706)	(473)	27.7
Provision for impairment of real estate	(211)	—	(211)	100.0
Depreciation and amortization	(40,339)	(37,037)	(3,302)	8.9
Interest expense	(13,033)	(28,724)	15,691	(54.6)
Unrealized loss on financial obligation	(13,313)	(1,927)	(11,386)	590.9
Loss from unconsolidated real estate affiliates and fund investments	(241)	(18,038)	17,797	(99)
Investment income on marketable securities	—	344	(344)	(100.0)
Net realized gain upon sale of marketable securities	—	(5,133)	5,133	(100.0)
Net unrealized change in fair value of investment in marketable securities	—	1,821	(1,821)	(100.0)
Total expenses	$(80,257)	$(101,568)	$21,311	(21.0)%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses decreased during the six months ended June 30, 2025 as compared to the same period in 2024 primarily due to a decrease in property level legal expenses.
Advisor fees relate to the fixed advisory and performance fees earned by our Advisor. Fixed fees increase or decrease based on changes in our NAV, which have been and will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, and our Advisor will receive 10% of the excess total return above the 7% threshold. The decrease in advisor fees of $63 for the three months ended June 30, 2025 as compared to the same period in 2024 is related to a decrease in fixed advisory fees due to a decrease in NAV.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses remained fairly flat for the three months ended June 30, 2025 when compared to the same period in 2024.
Provision for impairment of real estate relates to real estate investments where the estimated future undiscounted cash flows during our hold period have decreased below the carrying value of the property. A provision for impairment of real estate is recorded to write the property down from its carrying value to its fair value. We recorded a provision for impairment of $211 during the six months ended June 30, 2025 related to individual homes within the Single-Family Rental Portfolio I that are in the process of being sold.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. Depreciation and amortization expense increased by $3,302 for the three months ended June 30, 2025 as compared to the same period in 2024 primarily due to the consolidation of Single-Family Rental Portfolio I on April 23, 2025.
Interest expense decreased by $15,691 for the three months ended June 30, 2025 as compared to the same period in 2024 primarily as a result of $16,226 lower interest on the financial obligations related to the DST Program primarily made up of interest income recorded during the three months ending June 30, 2025 related to us exercising our fair market value purchase option for DST Properties that have decreased in fair value. Additionally, we incurred decreases in interest expense of approximately $4,400 related to a lower overall balance on our Credit Facility and mortgage loans that were extinguished. Offsetting these decreases was an increase in interest expense from changes in fair value on our interest rate cap, swaps and collars in the amount of approximately $4,500 during the three months ended June 30, 2025 when compared to the same period in 2024.
Unrealized loss on financial obligation relates to changes in the fair value of our financial obligation for the various DST Programs that we have elected the fair value option for. We recorded an unrealized loss on financial obligation of $13,313 for the three months ended June 30, 2025 as compared to $1,927 for the three months ended June 30, 2024.
Income from unconsolidated real estate affiliates and fund investments relates to the income from Chicago Parking

Garage, Pioneer Tower, The Tremont, The Huntington, Siena Suwanee Town Center and Kingston at McLean Crossing as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio and Single-Family Rental Portfolio I. During the three months ended June 30, 2025, we recorded a $6,395 increase in the fair value of our investment in Single-Family Rental Portfolio I as compared to a $6,908 increase in the fair value during the same period in 2024. We also incurred $2,506 of costs related to restructuring the joint venture. During the three months ended June 30, 2025, we recorded a $5,378 decrease in the fair value of our investment in the NYC Retail Portfolio as compared to a $6,561 decrease in the fair value during the same period in 2024. Additionally, during the three months ended June 30, 2025, we did not record any impairment charge related to our investment in Pioneer Tower as compared to $19,765 recorded during the same period in 2024 as the carrying value of the investment exceeded its estimated fair value.
Investment income on marketable securities relates to dividends earned on our portfolio of publicly traded REIT securities. We recorded dividend income of $344 during the three months ended June 30, 2024. We liquidated our investments in marketable securities during the three months ended June 30, 2024.
Net realized gain upon the sale of marketable securities relates to sales of individual stocks within our portfolio of publicly traded REIT stocks. We recorded a realized gain of $5,133 during the three months ended June 30, 2024.
Net unrealized change in fair value of investment in marketable securities relate to changes in fair value of our portfolio of publicly traded REIT securities. We liquidated our investments in marketable securities during the three months ended June 30, 2024. During the three months ended June 30, 2024 we recorded a loss of $1,821.
Results of Operations for the Six Months Ended June 30, 2025 and 2024
Revenues
The following chart sets forth revenues by reportable segment, for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ Change	% Change
Revenues:
Rental revenue
Healthcare	$32,623	$31,672	$951	3.0%
Industrial	65,998	62,266	3,732	6.0
Residential	61,550	60,769	781	1.3
Retail	26,491	27,415	(924)	(3.4)
Other	142	(176)	318	(180.7)
Comparable properties total	$186,804	$181,946	$4,858	2.7%
Recent acquisitions and sold properties	15,900	11,670	4,230	36.2
Total rental revenue	$202,704	$193,616	$9,088	4.7%

Other revenue
Healthcare	$921	$835	$86	10.3%
Industrial	273	116	157	135
Residential	2,480	2,372	108	4.6
Retail	446	2,666	(2,220)	(83.3)
Other	1,090	1,051	39	3.7
Comparable properties total	$5,210	$7,040	$(1,830)	(26.0)%
Recent acquisitions and sold properties	1,108	929	179	19.3
Total other revenue	$6,318	$7,969	$(1,651)	(20.7)%

Interest on mortgage notes receivable	$5,115	$4,422	$693	16%

Total revenues	$214,137	$206,007	$8,130	3.9%

Rental revenue at comparable properties increased by $4,858 for the six months ended June 30, 2025 as compared to the same period in 2024. The increases within our industrial, residential and healthcare segments were primarily related to an increase in rental rates and occupancy at various properties during the six months ended June 30, 2025 as compared to the same period in 2024. The decrease in rental revenue within the retail segment was primarily related to temporary reduced based rent for two tenants located at the District at Howell Mill totaling $1,022 during the six months ended June 30, 2025. The increase in rental revenue within our other segment relates to a one time write off of uncollected rental charges during the six months ended June 30, 2024 from a retail tenant within our South Beach Parking Garage property.
Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties decreased by $1,830 for the six months ended June 30, 2025 as compared to the same period in 2024. The decrease within our retail segment was related to an approximately $2,200 termination fee received at The District at Howell Mill during the six months ended June 30, 2024.
Interest on mortgage notes receivable relates to interest income earned on first mortgage notes originated by us. The increase in interest earned relates to higher outstanding balances held during the six months ended June 30, 2025 as compared to the same period in 2024.
Operating Expenses
The following chart sets forth real estate taxes, property operating expenses and provisions for doubtful accounts by reportable segment, for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ Change	% Change
Operating expenses:
Real estate taxes
Healthcare	$2,983	$3,126	$(143)	(4.6)%
Industrial	10,847	10,519	328	3.1
Residential	9,286	9,389	(103)	(1.1)
Retail	3,398	3,507	(109)	(3.1)
Other	230	226	4	1.8
Comparable properties total	$26,744	$26,767	$(23)	(0.1)%
Recent acquisitions and sold properties	2,591	1,711	880	51.4
Total real estate taxes	$29,335	$28,478	$857	3.0%

Property operating expenses
Healthcare	$7,183	$6,699	$484	7.2%
Industrial	5,374	4,655	719	15.4
Residential	16,876	16,300	576	3.5
Retail	4,582	4,639	(57)	(1.2)
Other	436	371	65	17.5
Comparable properties total	$34,451	$32,664	$1,787	5.5%
Recent acquisitions and sold properties	3,868	3,757	111	3.0
Total property operating expenses	$38,319	$36,421	$1,898	5.2%
Total operating expenses	$67,654	$64,899	$2,755	4.2%
Real estate taxes at comparable properties increased by $23 for the six months ended June 30, 2025 as compared to the same period in 2024. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estate taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased by $1,787 during the six months ended June 30, 2025 compared to the same period in 2024. The increases generally relate to higher repairs and maintenance projects, increased insurance costs, increased property management fees due to higher revenues, higher salary costs and higher utility costs in some markets.
The following chart sets forth revenues and expenses not directly related to the operations of the reportable segments for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ Change	% Change
Property general and administrative	$(1,935)	$(2,202)	$267	(12.1)%
Advisor fees	(19,911)	(20,529)	618	(3.0)
Company level expenses	(4,077)	(3,389)	(688)	20.3
Provision for impairment of real estate	(211)	—	(211)	100.0
Depreciation and amortization	(75,073)	(73,344)	(1,729)	2.4
Interest expense	(40,008)	(42,725)	2,717	(6.4)
Unrealized loss on financial obligation	(20,445)	(3,156)	(17,289)	547.8
Income (loss) from unconsolidated affiliates and fund investments	2,242	(5,880)	8,122	(138.1)
Investment income on marketable securities	—	989	(989)	(100.0)
Net realized loss upon sale of marketable securities	—	(5,015)	5,015	(100)
Gain on disposition of property and extinguishment of debt, net	2,434	—	2,434	100.0
Total revenue and expenses	$(156,984)	$(155,251)	$(1,733)	1.1%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses decreased during the six months ended June 30, 2025 as compared to the same period in 2024 by $267 primarily due to a decrease in property level legal expenses.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV, which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The decrease in advisor fees of $618 for the six months ended June 30, 2025 as compared to the same period in 2024 is primarily related to a decrease in NAV.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses remained relatively flat for the six months ended June 30, 2025 when compared to 2024.
Provision for impairment of real estate relates to real estate investments where the estimated future undiscounted cash flows during our hold period have decreased below the carrying value of the property. A provision for impairment of real estate is recorded to write the property down from its carrying value to its fair value. We recorded a provision for impairment of $211 during the three months ended June 30, 2025 related to individual homes within the Single-Family Rental Portfolio I that are in the process of being sold.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. Depreciation and amortization expense increased by $1,729 for the six months ended June 30, 2025 as compared to the same period in 2024 primarily due to the consolidation of Single-Family Rental Portfolio I on April 23, 2025.
Interest expense decreased by $2,717 for the six months ended June 30, 2025 as compared to the same period in 2024 as a result of approximately $12,400 related to a lower overall balance on our Credit Facility and mortgage loans that were extinguished. Additionally, we incurred approximately $8,100 lower interest expense, including interest income upon exercising our fair market value purchase on the financial obligations related to the DST Program, as well as non-cash interest expense and interest income on properties deemed probable for repurchase. The decrease in interest expense was offset by changes in fair value on our interest rate cap, swaps and collars in the amount of approximately $16,900 during the six months ended June 30, 2025 compared to the same period in 2024.
Unrealized loss on financial obligation relates to changes in the fair value of our financial obligation for the various DST Programs that we have elected the fair value option for. We recorded an unrealized loss on financial obligation of $20,445 for the six months ended June 30, 2025 and $3,156 for the same period in 2024.

Loss from unconsolidated affiliates and fund investments relates to the loss from Chicago Parking Garage, Pioneer Tower, The Tremont, The Huntington, Siena Suwanee Town Center and Kingston at McLean Crossing as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio and Single-Family Rental Portfolio I. During the six months ended June 30, 2025, we recorded an $11,261 increase in the fair value of our investment in Single-Family Rental Portfolio I as compared to a $16,723 increase in the fair value during the same period in 2024. We also incurred $2,506 of costs related to restructuring the joint venture. During the six months ended June 30, 2025, we recorded a $8,248 decrease in the fair value in the NYC Retail Portfolio as compared to a $4,924 decrease in the fair value during the same period in 2024. Additionally, during the six months ended June 30, 2025, we recorded an impairment charge related to our investment in Pioneer Tower in the amount of $917 as compared to $21,100 during the same period in 2024 as the carrying value of the investment exceeded its estimated fair value.
Investment income on marketable securities relate to dividends earned on our portfolio of publicly traded REIT securities. We earned $989 during the six months ended June 30, 2024.
Net realized loss upon the sale of marketable securities relate to sales of individual stocks within our portfolio of publicly traded REIT stocks. We recorded a realized loss of $5,015 during the six months ended June 30, 2024.
Gain on disposition of property and extinguishment of debt, net of $2,434 in the six months year ended June 30, 2025 relates to the sale of 237 Via Vera Cruz and the early extinguishment of debt on Pinecone Apartments and Miramont Apartments.
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

The following table presents a reconciliation of net income to NAREIT FFO for the periods presented:

Reconciliation of net income to NAREIT FFO	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net (loss) income attributable to JLL Income Property Trust, Inc.	$(2,886)	$(25,769)	$(8,434)	$(11,633)
Real estate depreciation and amortization (1)	33,339	32,430	63,378	65,597
Loss (gain) on disposition of property and unrealized loss on investment in unconsolidated real estate affiliate (1)	1,163	(284)	(2,040)	(10,048)
Impairment of depreciable real estate (1)	157	16,156	898	17,294
NAREIT FFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$31,773	$22,533	$53,802	$61,210
Weighted average shares outstanding, basic and diluted	221,728,367	224,342,577	223,342,829	227,526,534
NAREIT FFO per share, basic and diluted	$0.14	$0.10	$0.24	$0.27
________
(1)    Includes amounts attributable to our ownership share of both consolidated properties and unconsolidated real estate affiliates and our operating partnership for all periods.
We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
NAREIT FFO attributable to JLL Income Property Trust, Inc.	$31,773	$22,533	$53,802	$61,210
Straight-line rental income (1)	(913)	(421)	(2,340)	(1,862)
Amortization of above- and below-market leases (1)	(1,019)	(916)	(2,062)	(2,296)
Amortization of net discount on assumed debt (1)	183	(97)	375	(231)
Loss (gain) on derivative instruments and extinguishment or modification of debt (1)	3,169	(112)	6,581	(7,023)
Adjustment for investments accounted for under the fair value option (2)	74	2,635	2,336	6,594
Net change in fair value of investment in marketable securities (1)	—	2,708	—	4,260
Acquisition expenses (1)	—	—	68	—
Adjustment for DST Properties (3)	(9,884)	(279)	(8,606)	(9,315)
AFFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$23,383	$26,051	$50,154	$51,337
Weighted average shares outstanding, basic and diluted	221,728,367	224,342,577	223,342,829	227,526,534
AFFO per share, basic and diluted	$0.11	$0.12	$0.22	$0.23
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

NAV as of June 30, 2025
The following table provides a breakdown of the major components of our NAV as of June 30, 2025:

	June 30, 2025
Component of NAV	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Total
Real estate investments (1)	$1,502,017	$355,768	$46,547	$1,786,598	$197,110	$3,888,040
Debt	(561,467)	(132,989)	(17,400)	(667,846)	(73,681)	(1,453,383)
Other assets and liabilities, net	22,143	5,245	687	26,339	2,905	57,319
Estimated enterprise value premium	None assumed	None assumed	None assumed	None assumed	None assumed	None assumed
NAV	$962,693	$228,024	$29,834	$1,145,091	$126,334	$2,491,976
Number of outstanding shares	84,804,910	20,059,585	2,620,819	100,786,372	11,133,373
NAV per share	$11.35	$11.37	$11.38	$11.36	$11.35
________
(1)The value of our real estate investments was less than the historical cost by 0.4% as of June 30, 2025.
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
The decrease in NAV per share from December 31, 2024 to June 30, 2025, was related to the payment of our quarterly dividends. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of June 30, 2025:

	Healthcare	Industrial	Traditional Office	Residential	Retail	Other (1)	Total Company
Exit capitalization rate	5.8%	5.6%	6.9%	5.3%	6.0%	6.5%	5.6%
Discount rate/internal rate of return (IRR)	7.3	7.4	8.6	7.0	7.5	8.3	7.3
Annual market rent growth rate	3.0	3.1	2.6	3.1	3.0	3.0	3.0
Holding period (years)	10.0	10.0	10.0	10.0	10.0	18.0	10.1
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
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		June 30, 2025	December 31, 2024
Discount Rate - weighted average	0.25% increase	(1.9)%	(1.9)%
Exit Capitalization Rate - weighted average	0.25% increase	(2.7)	(2.8)
Annual market rent growth rate - weighted average	0.25% decrease	(1.7)	(1.8)
The fair value of our mortgage notes and other debt payable was estimated to be approximately $77,737 and $126,000 lower than the carrying values at June 30, 2025 and December 31, 2024, respectively. The NAV per share would have increased by $0.27 and by $0.46 per share at June 30, 2025 and December 31, 2024, respectively, if we were to have included the fair value of our mortgage notes and other debt payable in our methodology to determine NAV.
The selling commission and dealer manager fee are offering costs and are recorded as a reduction of capital in excess of par value. Selling commissions are paid on the date of sale of our common stock. We accrue all future dealer manager fees up to the ten percent regulatory limit on the date of sale of our common stock. For NAV calculation purposes, dealer manager fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee. Dealer manager fees payable are included in Accrued offering costs on our Consolidated Balance Sheets.  Dealer manager fees payable as of June 30, 2025 and December 31, 2024 were $193,018 and $177,191, respectively.
The following table reconciles stockholders' equity per our Consolidated Balance Sheet to our NAV:

June 30, 2025
Stockholders' equity under GAAP	$1,457,397
Adjustments:
Accrued dealer manager fees (1)	193,018
Unrealized real estate appreciation (2)	63,161
Accumulated depreciation, amortization and other (3)	778,400
NAV	$2,491,976
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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates and fund investment
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Credit Facility
		•	Sales of our shares in our public and private offerings
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with capital raising in our continuous public offering, private offering and DST Program	•	Draws from lender escrow accounts
•	Other company level expenses	•	Sales of beneficial interests in the DST Program
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Issuance of mortgage notes receivable
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Advisor
•	Fees payable to our Dealer Manager
The sources and uses of cash for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ Change
Net cash provided by operating activities	$64,625	$58,865	$5,760
Net cash used in investing activities	(2,926)	(17,391)	14,465
Net cash used in financing activities	(56,876)	(53,519)	(3,357)
Net cash provided by operating activities increased by $5,760 for the six months ended June 30, 2025 as compared to the same period in 2024. The increase in cash from operating activities is primarily due to lower interest expense paid of approximately $12,000 during the six months ended June 30, 2025 as compared to the same period in 2024 which was offset by a $8,225 payment for entering into an interest rate cap agreement during the six months ended June 30, 2025.
Net cash used in investing activities decreased by $14,465 for the six months ended June 30, 2025 as compared to the same period in 2024. The decrease is primarily related to net cash received and consolidated as the result of restructuring our investment in Single-Family Rental Portfolio I of approximately $61,000 offset by approximately $45,000 of lower cash received from net sales of marketable securities. Additionally, cash used for acquisitions and capital improvements of real estate investments and investments in mortgage notes increased by approximate $17,000 and was offset by proceeds from sales of real estate investments of approximately $15,500 during the six months ended June 30, 2025 as compared to the same period of 2024.

Net cash used in financing activities increased by $3,357 for the six months ended June 30, 2025 as compared to the same period in 2024. The change is primarily related to an increase in higher net capital raised of $216,331 and is partially offset by a decrease of $178,692 in net paydowns from mortgage note payables and net payments on our Credit Facility, as well as an increase in distributions paid to noncontrolling interests of $30,655 during the six months ended June 30, 2025 as compared to the same period in 2024.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements of our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at June 30, 2025 and December 31, 2024:

	Consolidated Debt
	June 30, 2025		December 31, 2024
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$1,379,826	3.94%	$1,555,292	4.08%
Variable	441,053	5.83	54,694	6.03
Total	$1,820,879	4.40%	$1,609,986	4.15%
Covenants
At June 30, 2025, we were in compliance with all debt covenants.
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
The operating agreement for our investment in Single-Family Rental Portfolio I allows the unrelated third party joint venture partner, owning a 5% interest, to put its interest to us at a market determined value starting April 15, 2033.
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
Sources of Distributions
The following table summarizes our distributions paid over the six months ended June 30, 2025 and 2024:

	For the Six Months ending June 30,
	2025	2024
Distributions:
Paid in cash	$26,132	$22,594
Reinvested in shares	38,727	39,919
Total distributions	64,859	62,513
Source of distributions:
Cash flow from operating activities	64,625	58,865
Cash flow from investing activities	234	3,648
Total sources of distributions	$64,859	$62,513

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk associated with changes in interest rates in terms of the price of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of June 30, 2025, we had consolidated debt of $1,820,879. Including the $23,496 net discount on the assumption of debt and debt issuance costs, we had consolidated debt of $1,797,383 at June 30, 2025. We also entered into interest rate derivative agreements on $1,038,000 of the variable rate debt that cap SOFR at between 2.6% and 4.5% that mature in 2027. A 0.25% movement in the interest rate on the $441,053 of variable-rate debt would have resulted in a $1,103 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At June 30, 2025, the fair value of our consolidated mortgage notes and other debt payable was estimated to be approximately $70,583 lower than the carrying value of $1,820,879. If treasury rates were 0.25% higher at June 30, 2025, the fair value of our consolidated debt would have been approximately $85,454 lower than the carrying value.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of June 30, 2025, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended June 30, 2025, we repurchased 8,919,264 shares of common stock under the share repurchase plan, which represented all of the share repurchase requests received for the same period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV (1)	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (2)
April 2025	2,469,687	$11.42	2,469,687	1.1%	—
May 2025	2,467,206	11.45	2,467,206	1.1	—
June 2025	3,982,371	11.44	3,982,371	1.8	—
Total	8,919,264	$11.44	8,919,264	4.0%	—
________
(1)    Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior quarter end.
(2)    Repurchases are limited as described above.
Unregistered Sales of Equity Securities
On March 3, 2015, we commenced the Private Offering of up to $350,000 in shares of our Class D common stock with an indefinite duration. No Class D shares were issued during the three months ended June 30, 2025.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

3.2	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Appendix A to the Company’s prospectus supplement filed with the SEC on May 9, 2013).

3.3	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014).

3.4	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2014).

3.5	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2014).

3.6	Second Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2015).

3.7	Certificate of Correction to the Company’s Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2016).

3.8	Third Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed with the SEC on October 16, 2019).

3.9	Fourth Articles of Amendment to the Second Articles of Amendment and Restatements of Jones Lang LaSalle Income Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on October 3, 2022).

3.10	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.10 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).

4.1	Third Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2025).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
__________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, JLL Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JLL INCOME PROPERTY TRUST, INC.

Date:	August 7, 2025	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
President, Chief Executive Officer and Director

Date:	August 7, 2025	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer