Form 10-K
period 2025-12-31
JLL Income Property Trust, Inc.
filed 2026-03-26
CIK 1314152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Class I Common Stock, $0.01 par value
Class N Common Stock, $0.01 par value
Class S Common Stock, $0.01 par value
Class Z Common Stock, $0.01 par value
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2025, the last business date of the registrant's most recently completed second fiscal quarter, the aggregate market value of the 84,804,910 shares of Class A common stock, 20,059,585 shares of Class M common stock, 2,620,819 shares of Class A-I common stock, 100,786,372 shares of Class M-I common stock and 11,133,373 shares of Class N common stock held by non-affiliates of the registrant was $962,693, $228,024, $29,834, $1,145,091, and $126,334 for Class A, Class M, Class A-I, Class M-I and Class N shares, respectively, based upon the last net asset value of $11.35, $11.37, $11.38, $11.36 and $11.35 per share for Class A, Class M, Class A-I, Class M-I and Class N shares, respectively. As of June 30, 2025, the registrant had not authorized or issued any Class D, Class I, Class S or Class Z shares of common stock.
As of March 26, 2026, there were 75,951,525 shares of Class A common stock, 19,202,640 shares of Class M common stock, 2,757,830 shares of Class A-I common stock, 96,347,074 shares of Class M-I common stock, 0 shares of Class D common stock, 743,554 shares of Class I common stock, 11,133,373 shares of Class N common stock, 926,478 shares of Class S common stock, 0 shares of Class Z common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference specified portions of the registrant’s proxy statement, which will be filed no later than April 30, 2026 with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders.

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
•We may invest in an illiquid securities portfolio, and we may not be able to adjust our portfolio in response to changes in economic and other conditions.
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
JLL Income Property Trust, Inc. is an externally advised, daily valued perpetual life REIT that owns and manages a diversified portfolio of healthcare, industrial, residential, retail and other properties and real estate-related assets located in the United States. Over time, our real estate portfolio may be further diversified through the acquisition of properties and real estate-related assets outside of the United States. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2025, we owned interests in a total of 140 properties and 2,440 single-family rental houses located in 27 states.
We own substantially all of our assets through JLLIPT Holdings, LP, a Delaware limited partnership (our “operating partnership”), of which we are a limited partner. JLLIPT Holdings GP, LLC, our wholly owned subsidiary, is the sole general partner. The use of our operating partnership to hold substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). By using an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his or her property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership ("OP Units") and defer taxation of gain until the OP Units are disposed of in a taxable transaction. As of December 31, 2025, we raised aggregate proceeds from the issuance of OP Units in our operating partnership of $1,097,417, and owned directly or indirectly 71.5% of the OP Units of our operating partnership. The remaining 28.5% of the OP Units are held by third parties.
On October 1, 2012, we commenced our initial public offering of common stock and since that time we have offered shares of our common stock in various public offerings registered with the SEC. On June 6, 2025, our most recent public offering (the "Current Public Offering") of up to $1,500,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock was declared effective by the SEC. As of December 31, 2025, we have raised aggregate gross proceeds from the sale of shares of our common stock in our public offerings of approximately $4,300,000, with approximately $124,200 raised in the Current Public Offering. We intend to continue to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering.
In addition to our public offerings, on March 3, 2015, we commenced a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated thereunder of up to $350,000 in shares of our Class N (formerly Class D) common stock with an indefinite duration (the "Class N Private Offering"). As of December 31, 2025, we have raised aggregate gross proceeds of $98,188 in the Class N Private Offering.
On October 7, 2025, we commenced a continuous private offering (the "Continuous Private Offering") of four new classes of common stock, each with par value $0.01 per share: Class D, Class I, Class S, and Class Z common stock. The Continuous Private Offering is exempt from registration under the Securities Act pursuant to Rule 506(b) of Regulation D. In connection with the Continuous Private Offering, we (i) renamed our previous Class D common stock as Class N common stock; (ii) renamed Class D OP Units as Class N OP Units, Class A OP Units as Class S OP Units, Class A-I OP Units as Class D OP Units, Class M OP Units as Class Z OP Units, and Class M-I OP Units as Class I OP Units; and (iii) updated our DST Program so that Class S OP Units, Class D OP Units, Class Z OP Units and Class I OP Units may be issued in exchange for DST interests and that subsequently Class D shares, Class I shares, Class S shares and Class Z shares may be issued in exchange for such OP Units. As of December 31, 2025, we have raised aggregate gross proceeds of $6,696,000 in the Continuous Private Offering.
In addition, on October 16, 2019, through our operating partnership, we initiated a program (the “DST Program”) and on August 6, 2024 our board of directors approved an increase to raise up to a total of $3,000,000 in private placements exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts ("DSTs") holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of December 31, 2025, we have raised approximately $2,300,000 of aggregate gross proceeds from our DST Program.

From our inception to December 31, 2025, we have received approximately $7,583,000 in gross offering proceeds from various public and private offerings of shares of our common stock, issuance of OP Units as well as aggregate gross proceeds from our DST Program.
As of December 31, 2025, 79,656,280 shares of Class A common stock, 19,403,439 shares of Class M common stock, 2,668,862 shares of Class A-I common stock, 98,568,618 shares of Class M-I common stock, 0 shares of Class D common stock, 272,469 shares of Class I common stock, 11,133,373 shares of Class N common stock, 317,022 Class S common stock, and 0 Class Z common stock were outstanding and held by a total of 19,721 stockholders.
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
LaSalle is a wholly owned but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of December 31, 2025, JLL and its affiliates owned an aggregate of 2,521,801 Class M-I shares and 8,726,003 Class N shares, all of which were issued for cash at a price equal to the most recently reported NAV per share as of the purchase date and have a current value of approximately $126,589.
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
Investment Strategy
The cornerstone of our investment strategy is to acquire and manage income-producing real estate properties and real estate-related assets around the world. We believe this strategy will enable us to provide stockholders with a portfolio that is well-diversified across property type, geographic region and industry, both in the United States and internationally. It is our belief that adding international investments to our portfolio over time will serve as an effective tool to construct a well-diversified portfolio designed to provide our stockholders with stable distributions and attractive long-term risk-adjusted returns.
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
We will leverage LaSalle's broad real estate research and strategy platform and capabilities to employ a research-based investment philosophy focused on building a portfolio of real estate properties and real estate-related assets that we believe have the potential to provide stable income streams and outperform market averages over an extended holding period. Furthermore, we believe that having access to LaSalle and JLL's international organization and platform, with real estate professionals living and working full time throughout our global target markets, will be a valuable resource to us when considering and executing upon international investment opportunities.
Investment Portfolio Allocation Targets
Our board of directors has adopted investment guidelines for our Advisor to implement and actively monitor in order to allow us to achieve and maintain diversification in our overall investment portfolio. Our board of directors formally reviews our investment guidelines on an annual basis and our investment portfolio on a quarterly basis or, in each case, more often as they deem appropriate. Our board of directors will review the investment guidelines to ensure that the guidelines are being followed and are in the best interests of our stockholders. Each such determination and the basis therefore shall be set forth in the minutes of the meetings of our board of directors. Changes to our investment guidelines must be approved by our board of directors, including a majority of our independent directors, and do not require notice to or the vote of our stockholders.
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
We tailor our approach to each asset, working to protect and enhance financial returns today and in the future. We examine a range of sustainability factors for each asset that have the potential to enhance accretive value drivers, such as tenant marketability, lower operating expenses and greater appeal to future buyers, as well as to fortify defensive value protectors, such as regulatory compliance, physical climate risk and insurance premium risk, among others. The relative importance of these factors for any given investment opportunity will vary for many reasons including but not limited to the investment type, market, sector, tenant profile, the expected investment period and the local regulatory environment. By tailoring our approach, our Advisor aims to develop an action plan to maximize the financial performance of our investments. This sustainability strategy complements our investment strategy and furthers our core investment thesis.

LaSalle’s dedicated sustainability team consists of a global head of climate and a sustainability officer for each of LaSalle’s four business segments, with additional staff supporting each. This well-established, highly experienced in-house global team is comprised of 17 full-time employees, as well as six employees spending a portion of their time, dedicated to driving the implementation of sustainability work and goals. The team supporting us receives strategic guidance from LaSalle’s Americas Sustainability Committee, and support from business segment task forces in asset management and due diligence. The sustainability team directly advises and supports us on an ongoing basis and regularly joins fund and asset sector team meetings. The asset management team is directly responsible for the implementation of efficiency projects at their properties, with the sustainability team directly advising and supporting on an ongoing basis.
We are focused on acquiring and maintaining high-performing, resilient properties that fit our investment strategy, while simultaneously looking for ways to mitigate operational costs and the potential external impacts of energy, water, waste, and climate change. Sustainability factors are incorporated throughout the investment lifecycle. Prior to the acquisition of a property, our Advisor collects key sustainability and climate risk information at the allocations stage,and then conducts an in-depth investigation as part of the due diligence process. During ownership, we actively pursue resource efficiency projects across the portfolio, and obtain sustainability certifications at properties as warranted by market demand.
Every year, our Advisor considers the energy performance level of each property and the sustainability related capital and operating activities are integrated into the annual budget process. In order to identify opportunities to increase efficiency, our Advisor conducts energy audits on properties located in jurisdictions with sustainability regulations, as well as on properties with low energy performance or with significant planned capital work that will impact energy-using systems.
Climate change is a risk to us, our tenants and our other stakeholders and will require us to evaluate these risks in our long-term strategic business decisions. The risks that are focus areas for us include transitional risks such as policy, market, technology and reputational concerns, as well as physical risks such as sever weather.
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
In 2018, we became the first NAV REIT to submit to Global Real Estate Sustainability Benchmark, a leading global provider of real estate environmental, social and governance benchmarking and performance assessments. Over the past year, twenty-three energy efficiency related capital and operational projects were completed across the portfolio, including ENERGY STAR appliance installations, LED lighting, submetering, cooling tower rebuilds, HVAC, water heater replacements, low-flow water fixtures, and roof replacements. In 2025, we rolled out a standardized pool efficiency policy to reduce energy use through consistent seasonal operations and temperature setpoints. The Huntington and The Tremont’s solar installation is now operational and generated an annual rent revenue of $29 in 2025. The on-site solar project at Rancho Temecula Town Center was also completed this year and generated $8 in partial year rent (annual rent will be $18 with 2% escalation). In addition, our properties achieved or maintained BREEAM In-Use Certifications for 29 buildings, 7 LEED Certifications, 23 ENERGY STAR Certifications, and 32 WELL Health Safety Ratings.
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
We intend to use financial leverage to provide additional funds to support our investment activities. We expect to maintain a targeted company leverage ratio (calculated as our share of total liabilities (excluding future stockholder servicing and dealer manager fees) divided by our share of the fair value of total assets) of between approximately 30% and 50%. Our company leverage ratio was 32% at December 31, 2025 and 34% at December 31, 2024. We intend to continue to use portions of the proceeds from our offerings to retire certain borrowings as they mature or become available for repayment or when doing so is beneficial to achieving our investment objectives. We are precluded from borrowing more than approximately 75% of the sum of the cost of our investments (before non-cash reserves and depreciation), which is based upon the limit specified in our charter that borrowing may not exceed 300% of the cost of our net assets. “Net assets” is defined as our total assets, other than intangibles, valued at cost (prior to deducting depreciation and amortization, reserves for bad debts and other non-cash reserves) less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our board, including a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. As of December 31, 2025, we are in compliance with the charter limitations on our indebtedness.

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
We may invest in mortgage loans consistent with the requirements for qualification as a REIT. We may originate or acquire interests in mortgage loans, generally on the same types of properties we might otherwise buy. These mortgage loans may pay fixed or variable interest rates or have “participating” features described below. Normally, mortgage loans will be secured by income-producing properties. These mortgage loans typically will be nonrecourse, which means they will not be the borrower’s personal obligations. We expect that most will be first mortgage loans, with first priority liens on the property. These mortgage loans may provide for payments of principal and interest or may provide for interest-only payments, with a balloon payment at maturity. We may make mortgage loans that permit us to participate in the revenues from, or appreciation of, the underlying property consistent with the rules applicable for qualification as a REIT. These participations may entitle us to receive additional interest, usually calculated as a percentage of the gross income the borrower receives from operating, selling or refinancing the property. We may also receive an option to buy an interest in the property securing the participating loan. As of December 31, 2025, we had $32,192 invested in mortgage loans and related accrued interest.

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
GOVERNMENTAL REGULATIONS
As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, include among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations; (iii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances, and regulations, including carbon emissions; and (v) various laws relating to housing, including permanent and temporary rent control and stabilization laws, the Americans with Disabilities Act of 1990 and the Fair Housing Amendment Act of 1988, among others.
Compliance with the federal, state and local laws described above has not had a material, adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.

GEOGRAPHIC CONCENTRATION
The following table provides information regarding the geographic concentration of our real estate portfolio as of December 31, 2025:

	Real Estate Portfolio
	Number of Properties(1)	Net Rentable Square Feet(1)	Estimated Percent of Fair Value
South	31	7,398,000	28%
West	50	8,740,000	36
East	37	9,011,000	27
Midwest	22	3,136,000	9
Total	140	28,285,000	100%
________
(1)    Excludes 2,440 single-family rental houses located in various markets across the United States.
The following charts set forth the percentage of our consolidated revenues derived from properties owned in each state that accounted for more than 10% of our consolidated revenues during the years ended December 31, 2025, 2024 and 2023:
DEPENDENCE ON SIGNIFICANT TENANTS
Our significant tenants that accounted for more than 10% of the consolidated revenues from their respective segments during the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the year ended December 31,
	2025	2024	2023
Healthcare
Amazon(1)	15%	15%	16%
________
(1)    Amazon, including Whole Foods Market IP, Inc., also accounted for 4%, 4%, and 3% of the consolidated revenues in the retail segment in the years ended December 31, 2025, 2024 and 2023, respectively, and 0%, 0% and 3% of the consolidated revenues in the industrial segment in the years ended December 31, 2025, 2024 and 2023, respectively.

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
Our board of directors is not obligated to authorize, and we are not obligated to declare, quarterly dividends for our stockholders in any specific amounts or at all. We bear all expenses incurred in our operations, which are deducted from cash funds generated from operations prior to computing the amount of cash for distribution to stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital or other purposes.

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
To date, all of the distributions we have paid to stockholders have been funded through a combination of cash flows from our operations and investing activities. We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may choose to use cash flows from investing activities such as sales of real estate investments or interests in joint ventures. We may also choose to use financing activities, which include borrowings (including borrowings secured by our assets), net proceeds of our offerings or other sources to fund distributions to our stockholders. For the year ended December 31, 2025, 78% of our distributions were funded from cash flows from operations and the remaining 22% was funded from investing activities. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, our expenses are greater than expected or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV and NAV per share, decrease the amount of cash we have available for operations and new investments and adversely impact the value of an investment in our shares of common stock.
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
The purchase and repurchase price for shares of our common stock will not be based on any established trading price. Your accepted subscription will be executed at a price equal to our NAV per share for the class of shares being purchased next determined after your subscription is received in proper form and processed, plus, for Class A, Class A-I, Class S and Class D shares only, any applicable selling commissions. As a result of this process, you will not know the purchase price per share at which your subscription will be executed at the time you submit your subscription. The purchase price per share at which your subscription is executed could be higher than the NAV per share on the date you submitted your subscription and if this is the case, you could receive fewer shares than initially anticipated. If the purchase price per share at which your subscription agreement is lower than the NAV per share on the date you submitted your subscription, you could receive more shares than initially anticipated. For example, if a subscription is processed and accepted on a business day and before the close of business (4:00 p.m. Eastern time) on that day, the subscription will be executed at a purchase price equal to our NAV per share for the class of shares being purchased determined after the close of business on that day, plus, for Class A, Class A-I, Class S and Class D shares, any applicable selling commissions.
If a subscription is processed and accepted on a business day, but after the close of business on that day, the subscription will be executed at a purchase price equal to our NAV per share for the class of shares being purchased determined after the close of business on the next business day, plus, for Class A, Class A-I, Class S and Class D shares only, any applicable selling commissions. Similarly, received and processed repurchase requests will be effected at a repurchase price equal to the next-determined NAV per share for the class of shares being repurchased. Investors who subscribe for shares will not know the purchase price at the time they submit their subscription. Because stockholders will not know the repurchase price that will apply at the time that repurchase requests are submitted, the repurchase price per share at which your repurchase request is executed could be lower than the NAV per share on the date you submitted your repurchase request. If our NAV per share increases, purchasers of Class A, Class A-I, Class S and Class D shares will pay a higher selling commission per share and if our NAV per share decreases, purchasers of Class A, Class A-I, Class S and Class D shares will pay a lower selling commission per share, as the amount of commissions is calculated as a percentage of NAV per share.

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
Additionally, holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1 billion shares of common stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of common stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After you purchase shares of our common stock, our board of directors may elect, without stockholder approval, to: (i) sell additional shares in current or future public or private offerings; (ii) issue equity interests in private offerings; (iii) issue shares upon the exercise of the options we may grant to our independent directors or future employees; (iv) issue shares to our Advisor, or its successors, or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or to reimburse expenses paid on our behalf or (v) issue shares to sellers of properties we acquire in connection with an exchange of OP Units. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their proportionate ownership.
If you purchase shares of common stock, you may experience immediate dilution in the net tangible book value per share.
Net tangible book value is used as a measure of net worth that reflects certain dilution in the value of our common stock from the issue price as a result of (i) accumulated depreciation and amortization of real estate investments, (ii) fees paid in connection with the offering and (iii) the fees and expenses paid to our Advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments. Net tangible book value does not reflect our estimated value per share nor does it necessarily reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. As of December 31, 2025, our net tangible book value per share was $5.50, calculated as our net tangible book value as of December 31, 2025 divided by the 212,020,063 shares of our common stock outstanding as of December 31, 2025, as compared to our share price of $11.26, $11.27, $11.29, $11.27, $11.27, $11.25, and $11.27 per Class A, Class M, Class A-I, Class M-I, Class I, Class N, and Class S shares, respectively, on such date.

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
•public and private offerings of equity by us, which may result in increased advisory fees paid to the Advisor;
•competition for tenants from affiliated programs that own properties in the same geographic area as us;
•whether to sell interests in certain of our real properties through the DST Program and the selection of the properties to be sold through the DST Program; and
•asset sales, which may allow LaSalle or its affiliates to earn disposition fees and commissions.
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
The time and resources that affiliates of LaSalle devote to us may be diverted and we may face additional competition due to the fact that such affiliated entities are not prohibited from raising money for another entity that makes the same types of investments that we target.
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
We are subject to risks generally incident to the ownership of real estate investments, including changes in global, national, regional or local economic, demographic or capital market conditions, including economic impacts resulting from actual or perceived instability in the U.S. banking system, disruptions in the labor market (including labor shortages and unemployment), stock market volatility, trade conflict, civil unrest, national and international security events, geopolitical events, military conflicts and war (including ongoing conflicts in the Middle East and Ukraine), as well as other factors particular to the locations of our investments. The threat or imposition of new tariffs may create uncertainty in real estate markets, increase construction costs, slow economic growth, lead to job losses, shift demand for industrial properties, and increase costs of retail goods impacting consumer spending, resulting in potential reduction in demand for related property types. A recession could adversely impact our investments as a result of, among other items, increased tenant defaults under our leases, lower demand for rentable space, as well as potential oversupply of rentable space, each of which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. These conditions could also adversely impact the financial condition of the tenants that occupy our real properties and, as a result, their ability to pay us rents.
To the extent that a general economic slowdown is prolonged or becomes more severe or real estate fundamentals deteriorate, it may have a significant and adverse impact on the values of our assets, revenues, results from operations, financial condition, liquidity, overall business prospects and ultimately our ability to pay distributions to our stockholders.
Uncertainty about U.S. federal initiatives could negatively impact our business, financial condition and results of operations.
There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The current U.S. presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Additionally, recent policy proposals aimed at limiting institutional investors from buying single_family housing could reduce our ability to acquire certain single-family housing, increase regulatory uncertainty, and reduce the number of buyers for single-family housing, which may adversely affect market dynamics and valuations. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes effect our business and the business of our competitors over the long term, we will not know the impact of them.

Changes to U.S. tariff and import/export regulations may have an adverse effect on our business, financial condition and results of operations.
There have been significant changes, and continue to be ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and have a material adverse effect on our business, financial condition and results of operations.
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
Economic events affecting the U.S. and global economies, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), disruptions in the labor market (including labor shortages and unemployment) and stock market volatility, trade conflict, civil unrest, national and internation security events, geopolitical events and military conflicts and war (including ongoing conflicts in the Middle East and Ukraine) could cause our stockholders to seek to have us repurchase their shares pursuant to our share repurchase plan. Our share repurchase plan limits the amount of funds we may use for repurchases during each calendar quarter to 5% of the combined NAV of all classes of shares as of the last day of the previous calendar quarter. Even if we are able to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected.
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
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. As a result, you and our company may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors, or our Advisor and its affiliates, for any liability or loss suffered by them or hold our directors, our Advisor and its affiliates harmless for any liability or loss suffered by us, unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, our Advisor and its affiliates, or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from our stockholders.

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
In addition, certain provisions of the Maryland General Corporation Law applicable to us prohibit business combinations with: (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock, which we refer to as an “interested stockholder;” (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock, which we also refer to as an “interested stockholder;” or (3) an affiliate of an interested stockholder. These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder or an affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding voting stock, and two-thirds of the votes entitled to be cast by holders of our voting stock other than shares held by the interested stockholder or its affiliate with whom the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ best interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder. Pursuant to the business combination statute, our board of directors has exempted any business combination involving us and any person, provided that such business combination is first approved by a majority of our board of directors, including a majority of our independent directors.
Our UPREIT structure may result in potential conflicts of interest with our operating partnership or limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.
Conflicts of interest exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with their direction of the management of our company. At the same time, we, as the sole member of the general partner, have duties to the general partner of our operating partnership which, in turn, as general partner of our operating partnership, has duties to our operating partnership and to the limited partners thereof under Delaware law in connection with the management of our operating partnership.
Under Delaware law, the general partner of a Delaware limited partnership has fiduciary duties of care and loyalty, and an obligation of good faith, to the partnership and its partners. While these duties and obligations cannot be eliminated entirely in the limited partnership agreement, Delaware law permits the parties to a limited partnership agreement to specify certain types or categories of activities that do not violate the general partner’s duty of loyalty and to modify the duty of care and obligation of good faith, so long as such modifications are not unreasonable. Our duties as the sole member of our general partner to the operating partnership and its partners may come into conflict with the interests of our company. Under the partnership agreement of our operating partnership, upon the admission of a person other than one of our subsidiaries as a limited partner in our operating partnership, the limited partners of our operating partnership expressly agree that the general partner of our operating partnership is acting for the benefit of our operating partnership itself and our stockholders, collectively. The general partner is under no obligation to give priority to the separate interests of the limited partners in deciding whether to cause our operating partnership to take or decline to take any actions. If there is a conflict between the interests of us or our stockholders, on the one hand, and the interests of the limited partners of our operating partnership other than us or our subsidiaries, on the other, that cannot be resolved in a manner not adverse to either, the partnership agreement provides that such conflict will be resolved in favor of our stockholders and the general partner will not be liable for losses sustained by the limited partners in connection with such decisions provided the general partner acted in good faith. Additionally, the partnership agreement of our operating partnership expressly limits our liability by providing that we and our directors, officers, agents and employees, will not be liable or accountable to our operating partnership or its partners for monetary damages.

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
Our operating partnership may enter into tax protection agreements with persons who contribute property to the operating partnership. Under those tax protection agreements, our operating partnership may provide the contributor of property the opportunity to guarantee debt or enter into a deficit restoration obligation so as to allow the contributor to maintain a certain minimum amount of liability with respect to the contributed property. If we fail to make such opportunities available, we may be required to deliver to such contributor a cash payment intended to approximate the contributor’s tax liability resulting from our failure to make such opportunities available to that contributor and the tax liabilities incurred as a result of such tax protection payment. These obligations may require our operating partnership to maintain more or different indebtedness than we would otherwise require for our business.
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
We intend to conduct our operations so that neither we nor our operating partnership or our respective subsidiaries are investment companies under the Investment Company Act. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. We believe that neither we nor our operating partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our operating partnership will engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our operating partnership’s wholly owned or majority-owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real property, mortgages and other interests in real estate. We believe that we, our operating partnership and our respective subsidiaries will satisfy this exclusion.
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
Our Sponsor’s and our Advisor’s increasing reliance on AI technology introduces risks relating to our dependency on the accuracy and reliability of AI-generated outputs, the potential for data privacy and security breaches, and challenges in complying with rapidly evolving AI regulations. Specifically, the rapid adoption of AI tools exposes us to risks of inaccurate or misleading outputs, which could lead to flawed business analysis. Furthermore, the use of generative AI may create uncertainty around intellectual property ownership of both inputs and outputs, and could increase the risk of inadvertent disclosure of confidential investor or Company information.

While our Sponsor and Advisor have implemented policies and safeguards governing the use of AI technology and protection of our intellectual property and sensitive information, we cannot guarantee complete adherence by their employees, contractors, or other agents. The misuse or improper implementation of AI could lead to erroneous decisions, biased outcomes, regulatory fines, or reputational damage.

The legal and regulatory landscape surrounding AI also is rapidly evolving and fragmented. Jurisdictions are beginning to implement distinct regulatory frameworks which could impose varying and potentially conflicting compliance obligations on our operations. Navigating these changes may require significant resources to ensure compliance with both U.S. and non-U.S. laws, potentially impacting our operations and financial performance.
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
We are subject to risks associated with artificial intelligence and machine learning technology.
AI and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.
Recent technological advances in AI pose risks to us, our Advisor, and our properties. We could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We may not be in a position to control the use of AI technology in third-party products or services.
Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming accessible by other third-party AI applications and users. While LaSalle does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business and our Advisor’s business, including by potentially significantly disrupting the markets in which we operate or subjecting us and our Advisor to increased competition and regulation, which could materially and adversely affect the business, financial condition or results of operations of us and our Advisor. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by properties and our Advisor.
Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on us or our investments.
AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.
Risks Related to Investments in Real Property
We depend on tenants for our revenue, and accordingly, lease terminations and/or tenant defaults, particularly by one of our significant tenants, could adversely affect the income produced by our properties, which may harm our operating performance, thereby limiting our ability to pay distributions to our stockholders.
The success of our investments depends on the financial stability of our tenants, any of whom may experience a change in their business at any time, including as a result of global economic and geopolitical events, military conflicts, and war (including ongoing conflicts in the Middle East and Ukraine), natural disasters, public health or pandemic crises, labor shortages, elevated consumer prices or broad inflationary pressures. Our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. In addition, significant expenditures, such as mortgage payments, real estate taxes and insurance and maintenance costs, are generally fixed and do not decrease when revenues at the related property decrease.
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
As of December 31, 2025, our diversification of current fair value of our consolidated properties by property type consisted of, 11% in the healthcare property sector, 40% in the industrial property sector, 37% in the residential property sector, 12% in the retail property sector and less than 1% in the other property sector. As of December 31, 2025, we also owned an interest in unconsolidated properties in the healthcare, residential, retail and other property sectors. Because our portfolio consists primarily of healthcare, industrial, residential and retail properties, we are subject to risks inherent in investments in these property types and in particular the risk that e-commerce poses to retail. This concentration exposes us to risk of economic downturns in these property sectors to a greater extent than if our portfolio included other sectors in the real estate industry.
Additionally, as of December 31, 2025, approximately 38%, 29% and 24% of the current fair value of our consolidated properties was geographically concentrated in the western, southern and eastern United States, respectively. Moreover, our properties located in California, Arizona and Texas accounted for approximately 15%, 11% and 11% of our consolidated revenues, respectively. As a result, we are particularly susceptible to adverse market conditions in these particular areas, including the current economic conditions, the reduction in demand for healthcare, retail, industrial or residential properties, industry slowdowns, relocation of businesses and changing demographics.
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
•acts of God, earthquakes, hurricanes, climate change and other natural disasters, acts of war, acts of terrorism (any of which may result in uninsured losses), national and international security events, epidemics and pandemics;
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
•trade conflict;
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
Leases (excluding our residential properties) representing approximately 7% and 7% of the annualized minimum base rent from our consolidated properties, as of December 31, 2025, were scheduled to expire in 2026 and 2027, respectively. Because we compete with a number of other developers, owners and managers of healthcare, retail, industrial and residential properties, we may be unable to renew leases with our existing tenants and, if our current tenants do not renew their leases, we may be unable to re-let the space to new tenants. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. Further, leases of long-term duration or which include renewal options that specify a maximum rate increase may not result in fair market lease rates over time if we do not accurately estimate inflation or market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases, our cash flow from operations and financial position may be adversely affected. In addition, historic economic turmoil led to foreclosures and sales of foreclosed properties at depressed values, and we may have difficulty competing with competitors who purchase properties in the foreclosure process, because their lower cost basis in their properties may allow them to offer space at reduced rental rates.
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
We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. We may also face competition from real estate programs sponsored by our Sponsor and its affiliates. Many third party competitors have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets may materially impact the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. A lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, the number of entities and the amount of funds competing for suitable investments may continue to increase. In addition to third party competitors, other programs sponsored by our Advisor may raise additional capital and seek investment opportunities under our Advisor's allocation policy. If we acquire properties and other investments at higher prices or by using less-than-ideal capital structures, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.

To the extent we acquire properties, our operating results may depend on the availability of, and our Advisor’s ability to identify, acquire and manage, appropriate real estate investment opportunities. It may take considerable time for us or our Advisor to identify and acquire appropriate investments. In general, the availability of desirable real estate opportunities and our investment returns will be affected by the level and volatility of interest rates, conditions in the financial markets and general, national and local economic conditions. Further, rapid advances in artificial intelligence may intensify competition and disrupt traditional operating models, creating pressures and operational uncertainties across industries. No assurance can be given that we will be successful in identifying, underwriting and then acquiring investments which satisfy our return objectives or that such investments, once acquired, will perform as intended. The real estate industry is competitive and we compete for investments with traditional equity sources, both public and private, as well as existing funds, or funds formed in the future, with similar investment objectives. If we cannot effectively compete with these entities for investments, our financial performance may be adversely affected.
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
A component of our investment strategy includes entering into joint venture agreements with partners in connection with certain property acquisitions. As of December 31, 2025, we had interests in eight joint ventures that collectively own 15 properties and 2,440 single-family rental homes across the United States accounting for 20% of our total assets. We may co-invest in the future with third parties through partnerships or other entities, which we collectively refer to as joint ventures, acquiring non-controlling interests in or sharing responsibility for managing the affairs of the joint venture. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers. In addition, our lack of control over the properties in which we invest could result in us being unable to obtain accurate and timely financial information for these properties and could adversely affect our internal control over financial reporting.
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
We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or managers for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local environmental laws, ordinances, and regulations, a current or former owner or manager of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contaminates. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred.
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
We do not own any properties located outside the United States as of December 31, 2025 but may purchase investments located outside the United States, and may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following additional risks:
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
We may invest in common and preferred stock of both publicly listed and private real estate companies, which involves a higher degree of risk than debt securities due to a variety of factors, including that such investments are subordinate to creditors and are not secured by the issuer's properties. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate discussed in our prospectus related to our Current Public Offering.
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

We may invest in illiquid real estate-related securities, and we may not be able to adjust our portfolio in response to changes in economic and other conditions.
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
As of December 31, 2025, we had total outstanding indebtedness of $1,930,111. Our Company leverage ratio, calculated as our share of total liabilities (excluding future stockholder servicing and investor servicing fees) divided by our share of the fair value of total assets, was 32% as of December 31, 2025 and 34% as of December 31, 2024. We may obtain mortgage loans and pledge some or all of our properties as security for these loans to acquire the property secured by the mortgage loan, acquire additional properties or pay down other debt. We may also use our line of credit as a flexible borrowing source to cover short-term capital needs, for new property acquisitions and for working capital. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage loans on that property, then the amount of cash available for distributions to stockholders may be reduced.
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
If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur mortgage debt on properties, we run the risk of being unable to refinance such debt upon maturity, or of being unable to refinance on favorable terms. As of December 31, 2025, we had $1,468,211 in aggregate outstanding mortgage notes payable, which had maturity dates through June 1, 2055.
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
The One Big Beautiful Bill Act, which was signed into law on July 4, 2025, made significant changes to the U.S. federal income tax laws in various areas. Among the notable changes, the One Big Beautiful Bill Act permanently extended certain tax provisions that were enacted in the Tax Cuts and Jobs Act of 2017, many of which were set to expire after December 31, 2025. There can be no assurance that future tax law changes will not increase income tax rates, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance or a stockholder's investment in us.
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
To maintain our status as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than securities that are qualifying assets for purposes of the 75% asset test and securities of our taxable REIT subsidiaries), if any, generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer.
Additionally, no more than 5% of the value of our assets (other than securities that are qualifying assets for purposes of the 75% asset test and securities of our taxable REIT subsidiaries) can consist of the securities of any one issuer, and for taxable years ending on or before December 31, 2025, no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. For taxable years beginning after December 31, 2025, no more than 25% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. Finally, no more than 25% of our assets may consist of debt instruments that are issued by "publicly offered REITs" and that would not otherwise be treated as qualifying real estate assets. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.
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
Section 163(j) of the Code, may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. The deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, depreciation, amortization or depletion, business interest income and business interest expense, net operating losses and any deductions for “qualified business income.” A taxpayer that is exempt from the interest expense limitation as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property.
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
The maximum U.S. federal income tax rate applicable to “qualified dividend income” payable by U.S. corporations to individual U.S. stockholders (as such term is defined under “Federal Income Tax Considerations” below) is 20% (excluding the 3.8% Medicare Tax). However, dividends payable by REITs that are not designated as capital gain dividends or qualified dividend income (referred to herein as "qualified REIT dividends") generally are not eligible for the reduced rates applicable to qualified dividend income and are taxed at ordinary income tax rates. Non-corporate U.S. stockholders, however, are entitled to a deduction of up to 20% of the amount of their qualified REIT dividends, subject to certain limitations. Nevertheless, non-corporate investors may perceive investments in REITs to be relatively less attractive than investments in the stocks of other corporations whose dividends are taxed at lower rates as qualified dividend income.
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
Our Advisor’s role in executing our cybersecurity strategy is led by its CIO and its CISO both with over twenty years’ experience in large institutions. Our Advisor’s CISO leads the cybersecurity program, holds a master's degree in business administration and has over twenty years of relevant experience, including cybersecurity and enterprise security leadership roles in Financial Services and within the Department of Defense. Our Advisor’s CISO reports to its CIO who is responsible for the development and implementation of its technology, data and information management strategy. Its CIO's educational background includes a bachelor's degree in mechanical engineering and a master's degree in industrial engineering – operations research, providing a strong foundation for work in technology, data management, data science and analytics.
Our Sponsor engages third-party consultants for assessing, identifying and managing material cybersecurity risks, including those associated with certain third-party providers. We and our Sponsor maintain a cyber incident response plan and regularly conduct simulations and tabletop exercises.
We established a cyber incident management team that consists of our Sponsor’s CIO, CISO, Chief Financial Officer, Chief Legal Officer and our Chief Executive Officer, General Counsel and Head of Marketing that is responsible for determining if a cybersecurity incident is material to us and requires disclosure.
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
Our common stock is not currently traded on any exchange, and there is no established public trading market for our common stock. As of March 26, 2026, there were 19,195 stockholders of record of our common stock, including 9,156 holders of Class A, 3,291 holders of Class M, 37 holders of Class A-I, 6,586 holders of Class M-I, — holders of Class D shares, 38 holders of Class I shares, 2 holders of Class N shares, 85 holders of Class S shares and 0 holders of Class Z shares.
NAV per Share
At the end of each day the New York Stock Exchange is open for unrestricted trading, before taking into consideration additional issuances of shares of common stock, repurchases or class-specific expense accruals for that day, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class's relative percentage of the previous aggregate NAV. Changes in our daily NAV reflect factors including, but not limited to, our portfolio income, interest expense and unrealized/realized gains (losses) on assets, and accruals for the advisory fees. The portfolio income is calculated and accrued on the basis of data extracted from (i) the annual budget for each property, real estate loan investment and the company level, including organization and offering expenses incurred after commencement of a public offering and certain operating expenses, (ii) material, unbudgeted non-recurring income and expense events such as capital expenditures, prepayment penalties, assumption fees, tenant buyouts, lease termination fees and tenant turnover with respect to our properties when our Advisor becomes aware of such events and the relevant information is available and (iii) material property acquisitions and dispositions and real estate loans made and repaid occurring during the month. For the first month following a property acquisition, we calculate and accrue portfolio income with respect to such property based on the performance of the property before the acquisition and the contractual arrangements in place at the time of the acquisition, as identified and reviewed through our due diligence and underwriting process in connection with the acquisition. On an ongoing basis, our Advisor adjusts the accruals to reflect actual operating results and to appropriately reflect the outstanding receivable, payable and other account balances resulting from the accumulation of daily accruals for which financial information is available. The daily accrual of portfolio income also includes reimbursements to our Advisor and dealer manager for organization and offering expenses incurred prior to the date a public offering commences and paid on our behalf, which we reimburse over the 36 months following the date such public offering commences. For the purpose of calculating our NAV, all organization and offering costs incurred after the date the given public offering commences are recognized as expenses when incurred, and acquisition expenses with respect to each acquired property will be amortized on a daily basis over a five year period following the acquisition date.

Following the allocation of income and expenses as described above, NAV for each class is adjusted for additional issuances of common stock, repurchases and class specific expense accruals, such as the stockholder servicing fee (which will be included in the calculation on a daily basis and not when accrued on our financial statements), to determine the current day's NAV. Our share classes may have different expense accruals associated with the advisory fee we pay to our Advisor because the performance component of the advisory fee is calculated separately with respect to each class. At the close of business on the date that is one business day after each record date for any declared distribution, our NAV for each class will be reduced to reflect the accrual of our liability to pay the distribution to our stockholders of record of each class as of the record date. NAV per share for each class is calculated by dividing such class's NAV at the end of each trading day by the number of shares outstanding for that class on such day.
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

NAV as of December 31, 2025
The following table presents our historical NAV per share as of each date indicated below:

	NAV per Share
Quarter Ended	Class A	Class M	Class A-I	Class M-I	Class I	Class N	Class S
December 31, 2025	$11.26	$11.27	$11.29	$11.27	$11.27	$11.25	$11.27
September 30, 2025	11.29	11.31	11.32	11.30	—	11.29	—
June 30, 2025	11.35	11.37	11.38	11.36	—	11.35	—
March 31, 2025	11.40	11.42	11.43	11.41	—	11.40	—
December 31, 2024	11.46	11.48	11.49	11.47	—	11.45	—
September 30, 2024	11.57	11.58	11.60	11.58	—	11.56	—
June 30, 2024	11.71	11.72	11.74	11.72	—	11.70	—
March 31, 2024	12.01	12.03	12.04	12.02	—	12.00	—
The decrease in NAV from December 31, 2024 to December 31, 2025 is primarily related to an increase in total dividends paid during 2025.
The following table provides a breakdown of the major components of our NAV as of December 31, 2025:

Component of NAV	December 31, 2025	December 31, 2024
Real estate investments(1)	$3,564,600	$4,086,105
Debt	(1,379,332)	(1,657,872)
Other assets and liabilities, net	202,560	83,000
Estimated enterprise value premium	None assumed	None assumed
NAV	$2,387,828	$2,511,233
________
(1)The value of our real estate investments was less than the historical cost by approximately 1.6% and 1.0% as of December 31, 2025 and December 31, 2024, respectively.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of December 31, 2025:

	Healthcare	Industrial	Office	Residential	Retail	Other (1)	Total Company
Exit capitalization rate	5.9%	5.7%	6.9%	5.3%	6.0%	6.5%	5.6%
Discount rate/internal rate of return (IRR)	7.3	7.4	8.6	7.0	7.5	8.3	7.3
Annual market rent growth rate	3.0	3.1	2.6	3.2	3.0	3.0	3.1
Holding period (years)	10.0	10.3	10.0	10.0	10.0	18.1	10.2
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

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		December 31, 2025	December 31, 2024
Discount Rate - weighted average	0.25% increase	(1.9)%	(1.9)%
Exit Capitalization Rate - weighted average	0.25% increase	(2.7)	(2.8)
Annual market rent growth rate - weighted average	0.25% decrease	(1.7)	(1.8)
The following table reconciles stockholders' equity per our Consolidated Balance Sheet to our NAV:

December 31, 2025
Stockholders' equity under GAAP	$1,344,264
Adjustments:
Accrued stockholder servicing fees (1)	201,251
Organization and offering costs (2)	400
Unrealized real estate appreciation (3)	81,381
Accumulated depreciation, amortization and other (4)	760,532
NAV	$2,387,828
________
(1)    Accrued stockholder servicing fees represents the accrual for future stockholder servicing fees for Class A, Class M, Class A-I, Class D, Class S and Class Z shares. We accrue for future stockholder servicing fees at the time such shares are sold as an offering cost. For Class A, Class M and Class A-I shares, we accrue for future stockholder servicing fees up to the 10% regulatory limit. For Class D, Class S and Class Z shares, we accrue for future stockholder servicing fees based on an estimated life of the shares held by stockholders of such share classes as of December 31, 2025 as an offering cost.  For NAV calculation purposes, stockholder servicing fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee.
(2)    The Advisor agreed to advance organization and offering costs for the Current Public Offering on our behalf through June 6, 2025, and all such costs will be reimbursed to the Advisor ratably over 36 months through June 6, 2028. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs will be recognized as a reduction to NAV ratably over 36 months.
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

UNREGISTERED SALES OF EQUITY SECURITIES
On March 3, 2015, we commenced the Class N Private Offering of up to $350,000 in shares of our Class N common stock with indefinite duration. No Class N shares were issued during the three months ended December 31, 2025.
On October 7, 2025, we commenced the Continuous Private Offering of four new classes of common stock. During the three months ended December 31, 2025 we issued 272,469 shares of Class I common stock for a total of $3,092 and 317,022 shares of Class S common stock for a total of $3,603.
ISSUER PURCHASES OF EQUITY SECURITIES
Share Repurchase Plan
We adopted a share repurchase plan whereby on a daily basis stockholders may request we repurchase all or a portion of their shares of common stock at that day's NAV per share. The share repurchase plan is subject to a one-year holding period, with certain exceptions, and limited to 5% of NAV per quarter. As of December 31, 2025, we have neither deferred nor rejected any request for repurchase under our share repurchase plan. All repurchases were paid out through a combination of cash flows from our operations, investing activities such as sales of real estate investments, borrowings, and offering proceeds. During the quarter ended December 31, 2025, we fulfilled 100% of repurchase requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV(1)	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Plan (2)
October 1-October 31, 2025	3,308,732	$11.31	3,308,732	1.5%	—
November 1-November 30, 2025	2,447,484	11.36	2,447,484	1.1	—
December 1-December 31, 2025	3,105,459	11.36	3,105,459	1.4	—
Total	8,861,675	$11.34	8,861,675	4.0%	—
________
(1)    Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior quarter end.
(2)    Repurchases are limited under the share repurchase plan as described above, which was first announced in 2011.
SOURCES OF DISTRIBUTIONS
The following table summarizes our distributions paid over the last three fiscal years:

	For the Year Ended December 31,
	2025	2024	2023
Distributions:
Paid in cash (1)	$93,096	$75,743	$59,005
Reinvested in shares	75,632	80,600	80,644
Total distributions	168,728	156,343	139,649
Source of distributions:
Cash flow from operating activities	93,096	75,743	59,005
DRIP (2)	75,632	80,600	80,644
Total sources of distributions	$168,728	$156,343	$139,649
________
(1)    Includes distributions paid on common stock and OP Units.
(2)    Common stockholders and OP Unitholders may elect to have their distributions reinvested in shares of common stock through our DRIP.

Performance Graph (Dollars in whole dollars)
The following graph is a comparison of the cumulative return of our shares of Class M-I common stock (post leverage and fees), the Standard and Poor’s 500 Index (“S&P 500”) and the National Council of Real Estate Investment Fiduciaries Fund Index-Open-End Diversified Core Equity (“ODCE”). The graph assumes that $100 was invested on January 1, 2021 in each of our shares of Class M-I common stock, the S&P 500 Index and the ODCE, assuming that all dividends were reinvested without the payment of any commissions. We currently have Class A, Class M, Class A-I, Class M-I, Class I, Class N and Class S shares of common stock outstanding. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.
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
Our primary business is the ownership and management of a diversified portfolio of healthcare, industrial, residential, retail and other properties located in the United States and debt and equity interests backed principally by real estate, which we refer to as "real estate-related assets, " located in the United States. Over time our portfolio may be further diversified through the acquisition of properties, and real estate-related assets backed by properties, located outside the United States. It is expected that over time our real estate portfolio will be further diversified on a global basis and will be complemented further by additional investments in real estate-related assets.
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

PORTFOLIO
Our investments in real estate assets as of December 31, 2025 consisted of interests in wholly owned properties and eight joint ventures. The discussions surrounding our Consolidated Properties refer to our wholly or majority owned and controlled properties (recent acquisitions refer to properties acquired in 2023-2025 based on the date acquired below). Discussions surrounding our Unconsolidated Properties refer to properties owned through joint venture arrangements or condominium interests. The following table sets forth information with respect to our real estate assets by segment as of December 31, 2025. We own a fee simple interest in all properties unless otherwise noted.

Property Name	Location	% Owned	Year Built	Date Acquired	Net Rentable Square Feet	Percentage Leased
Consolidated Properties:
Healthcare Segment:
Monument IV at Worldgate	Herndon, VA	100%	2001	August 27, 2004	228,000	100%
140 Park Avenue(1)	Florham Park, NJ	100	2015	December 21, 2015	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	100	2015	April 1, 2016	40,000	93
Genesee Plaza
9333 Genesee Ave	San Diego, CA	100	1983	July 2, 2019	80,000	90
9339 Genesee Ave	San Diego, CA	100	1983	July 2, 2019	81,000	90
Fountainhead Corporate Park	Tempe, AZ	100	1985	February 6, 2020	295,000	85
170 Park Avenue	Florham Park, NJ	100	1998	February 2, 2021	147,000	100
9101 Stony Point Drive	Richmond, VA	100	2018	September 15, 2021	87,000	100
North Tampa Surgery Center	Odessa, FL	100	2021	October 8, 2021	13,000	100
Duke Medical Center	Durham, NC	100	2010	December 23, 2021	60,000	98
KC Medical Office Portfolio
8600 NE 82nd Street	Kansas City, MO	100	2021	December 23, 2021	11,000	100
1203 SW 7 Highway	Blue Springs, MO	100	2000	December 23, 2021	10,000	100
Roeland Park Medical Office	Roeland Park, KS	100	2021	December 28, 2021	30,000	100
South Reno Medical Center	Reno, NV	100	2004	December 28, 2021	32,000	100
Sugar Land Medical Office	Sugar Land, TX	100	2020	December 30, 2021	37,000	100
Cedar Medical Center	Flagstaff, AZ	100	2022	April 29, 2022	26,000	100
North Boston Medical Center	Haverhill, MA	100	2017	June 28, 2022	30,000	100
North Charlotte Medical Center	Stanley, NC	100	2017	June 28, 2022	25,000	100
Grand Rapids Medical Center	Wyoming, MI	100	2018	July 21, 2022	25,000	80
Glendale Medical Center	Los Angeles, CA	100	2018	July 29, 2022	20,000	100
6300 Dumbarton Circle	Fremont, CA	100	1990	September 15, 2022	44,000	100
6500 Kaiser Drive	Fremont, CA	100	1990	September 15, 2022	88,000	100
Greater Sacramento Medical Center	Rancho Cordova, CA	100	2012	September 16, 2022	18,000	100
Naperville Medical Center	Naperville, IL	100	2014	March 28, 2025	39,000	100
3000 University Center Drive	Tampa, FL	100	1987	December 12, 2025	133,000	100
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	100%	2002	June 30, 2005	409,000	100%
Suwanee Distribution Center	Suwanee, GA	100	2013	June 28, 2013	559,000	100
Grand Prairie Distribution Center(1)
3325 West Trinity Boulevard	Grand Prairie, TX	100	2013	January 22, 2014	277,000	100
3324 West Trinity Boulevard	Grand Prairie, TX	100	2015	May 31, 2019	145,000	100
Charlotte Distribution Center	Charlotte, NC	100	1991	June 27, 2014	347,000	100
DFW Distribution Center(1)
4050 Corporate Drive	Grapevine, TX	100	1996	April 15, 2015	441,000	100
4055 Corporate Drive	Grapevine, TX	100	1996	April 15, 2015	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	100	1985	September 30, 2015	31,000	100
1225 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	109,000	100
1300 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	71,000	100
1301 Mittel Drive	Wood Dale, IL	100	1985	September 30, 2015	53,000	100
1350 Michael Drive	Wood Dale, IL	100	1985	September 30, 2015	56,000	100
2501 Allan Drive	Elk Grove, IL	100	1985	September 30, 2015	198,000	100
2601 Allan Drive	Elk Grove, IL	100	1985	September 30, 2015	124,000	100
Tampa Distribution Center	Tampa, FL	100	2009	April 11, 2016	386,000	100

Aurora Distribution Center	Aurora, IL	100	2016	May 19, 2016	305,000	100
Valencia Industrial Portfolio
28150 West Harrison Parkway	Valencia, CA	100	1997	June 29, 2016	87,000	100
28145 West Harrison Parkway	Valencia, CA	100	1997	June 29, 2016	114,000	100
28904 Paine Avenue	Valencia, CA	100	1999	June 29, 2016	117,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	100	1988	June 29, 2016	142,000	100
Mason Mill Distribution Center	Buford, GA	100	2016	December 20, 2017	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	100	1991	March 29, 2019	117,000	100
45630 Northport Loop East	Fremont, CA	100	1995	March 29, 2019	120,000	100
Taunton Distribution Center(1)	Taunton, MA	100	2016	August 23, 2019	200,000	100
Chandler Distribution Center(1)
1725 East Germann Road	Chandler, AZ	100	2016	December 5, 2019	122,000	100
1825 East Germann Road	Chandler, AZ	100	2016	December 5, 2019	89,000	100
Fort Worth Distributiom Center	Fort Worth, TX	100	2020	October 23, 2020	351,000	100
Whitestown Distribution Center
4993 Anson Boulevard	Whitestown, IN	100	2020	December 11, 2020	280,000	100
5102 E 500 South	Whitestown, IN	100	2020	December 11, 2020	440,000	100
Louisville Distribution Center(1)	Shepherdsville, KY	100	2020	January 21, 2021	1,040,000	100
Southeast Phoenix Distribution Center
6511 West Frye Road	Chandler, AZ	100	2019	February 23, 2021	102,000	100
6565 West Frye Road	Chandler, AZ	100	2019	February 23, 2021	118,000	100
6615 West Frye Road	Chandler, AZ	100	2019	February 23, 2021	136,000	100
6677 West Frye Road	Chandler, AZ	100	2019	February 23, 2021	118,000	100
6635 West Frye Road	Chandler, AZ	100	2019	June 8, 2022	105,000	100
6575 West Frye Road	Chandler, AZ	100	2019	June 8, 2022	140,000	100
Louisville Airport Distribution Center	Louisville, KY	100	2020	June 24, 2021	284,000	100
13500 Danielson Street(2)	Poway, CA	95	1997	July 2, 2021	73,000	100
4211 Starboard(2)	Fremont, CA	95	1997	July 9, 2021	130,000	100
5 National Way	Durham, NC	100	2020	September 28, 2021	188,000	100
47 National Way(1)	Durham, NC	100	2020	September 28, 2021	187,000	100
Friendship Distribution Center
4627 Distribution Pkwy	Buford, GA	100	2020	October 20, 2021	126,000	100
4630 Distribution Pkwy	Buford, GA	100	2020	October 20, 2021	149,000	100
4646 Distribution Pkwy	Buford, GA	100	2020	October 20, 2021	102,000	100
4651 Distribution Pkwy	Buford, GA	100	2020	October 20, 2021	272,000	100
South San Diego Distribution Center
2001 Sanyo Avenue	San Diego, CA	100	1987	October 28, 2021	320,000	17
2055 Sanyo Avenue	San Diego, CA	100	1991	October 28, 2021	209,000	58
2065 Sanyo Avenue	San Diego, CA	100	2020	October 28, 2021	136,000	100
1755 Britannia Drive(1)	Elgin, IL	100	2020	November 16, 2021	80,000	100
2451 Bath Road(1)	Elgin, IL	100	2020	November 16, 2021	327,000	100
687 Conestoga Parkway	Shepherdsville, KY	100	2021	November 17, 2021	327,000	100
2840 Loker Avenue(2)	Carlsbad, CA	95	1998	November 30, 2021	104,000	100
15890 Bernardo Center Drive(2)	San Diego, CA	95	1991	November 30, 2021	48,000	100
Northeast Atlanta Distribution Center	Jefferson, GA	100	2016	April 8, 2022	459,000	100
West Phoenix Distribution Center	Glendale, AZ	100	2022	September 30, 2022	1,200,000	100
Puget Sound Distribution Center	Lacey, WA	100	2021	October 6, 2022	142,000	73
Louisville Logistics Center(1)	Shepherdsville, KY	100	2022	April 10, 2023	1,043,000	100
Minneapolis Distribution Center	Maple Grove, MN	100	2022	November 19, 2024	443,000	100
Richmond Distribution Center	Richmond, VA	100	2022	March 5, 2025	279,000	100
Glendale Distribution Center(1)	Glendale, AZ	100	2024	July 29, 2025	1,024,000	100
West Raleigh Distribution Center
895 Gateway Drive	Apex, NC	100	2024	September 10, 2025	138,000	100
875 Gateway Drive	Apex, NC	100	2024	September 10, 2025	176,000	100
3550 Brightleaf Lane	Apex, NC	100	2024	September 10, 2025	138,000	100
3560 Brightleaf Lane	Apex, NC	100	2024	September 10, 2025	206,000	27
3530 Brightleaf Lane	Apex, NC	100	2024	September 10, 2025	327,000	100

Residential Segment:
Townlake of Coppell(1)	Coppell, TX	100%	1986	May 22, 2015	351,000	94%
AQ Rittenhouse	Philadelphia, PA	100	2015	July 30, 2015	92,000	90
Lane Parke Apartments	Mountain Brook, AL	100	2014	May 26, 2016	263,000	92
Dylan Point Loma(3)	San Diego, CA	100	2016	August 9, 2016	204,000	94
The Penfield	St. Paul, MN	100	2013	September 22, 2016	245,000	94
Jory Trail at the Grove(1)	Wilsonville, OR	100	2012	July 14, 2017	315,000	93
The Reserve at Johns Creek	Johns Creek, GA	100	2007	July 28, 2017	244,000	94
Villas at Legacy	Plano, TX	100	1999	June 6, 2018	340,000	95
Summit at San Marcos	Chandler, AZ	100	2018	July 31, 2019	257,000	92
Haven North Andover(1)	North Andover, MA	100	2019	May 3, 2021	204,000	95
The Preserve at the Meadows	Fort Collins, CO	100	2001	August 23, 2021	208,000	95
The Rockwell	Berlin, MA	100	2020	August 31, 2021	233,000	93
Miramont(1)	Fort Collins, CO	100	1995	September 29, 2021	212,000	95
Pinecone(1)	Fort Collins, CO	100	1993	September 29, 2021	176,000	93
Reserve at Venice	North Venice, FL	100	2021	December 17, 2021	268,000	76
Woodside Trumbull(1)	Trumbull, CT	100	2021	December 21, 2021	207,000	92
Jefferson Lake Howell	Casselberry, FL	100	2021	March 30, 2022	374,000	93
Oak Street Lofts(1)	Tigard, OR	100	2021	July 15, 2022	162,000	94
Molly Brook on Belmont	North Haledon, NJ	100	2019	September 27, 2022	177,000	92
Creekview Crossing	Sherwood, OR	100	2009	February 29, 2024	217,000	93
Single-Family Rental Portfolio I(2)	Various	95	Various	Various	3,382,000	94
Single-Family Rental Portfolio II(2)	Various	95	Various	Various	858,000	93
Retail Segment:
The District at Howell Mill(2)	Atlanta, GA	88%	2006	June 15, 2007	306,000	98%
Grand Lakes Marketplace(2)	Katy, TX	90	2012	September 17, 2013	131,000	99
Rancho Temecula Town Center	Temecula, CA	100	2007	June 16, 2014	165,000	88
Skokie Commons(1)	Skokie, IL	100	2015	May 15, 2015	97,000	95
Whitestone Market(1)	Austin, TX	100	2003	September 30, 2015	145,000	98
Maui Mall	Kahului, HI	100	1971	December 22, 2015	235,000	88
Silverstone Marketplace	Scottsdale, AZ	100	2015	July 27, 2016	78,000	89
Kierland Village Center(1)	Scottsdale, AZ	100	2001	September 30, 2016	118,000	100
Timberland Town Center	Beaverton, OR	100	2015	September 30, 2016	92,000	97
Montecito Marketplace	Las Vegas, NV	100	2007	August 8, 2017	190,000	100
Milford Crossing	Milford, MA	100	2018	January 29, 2020	159,000	100
Patterson Place	Durham, NC	100	2010	May 31, 2022	25,000	89
Silverado Square	Las Vegas, NV	100	2018	June 1, 2022	48,000	98
Woodlawn Point(1)	Marietta, GA	100	1993	June 30, 2022	98,000	100
Westbury Square	Huntsville, AL	100	1990	December 22, 2025	123,000	100
Other Segment(4):
South Beach Parking Garage(5)	Miami Beach, FL	100%	2001	January 28, 2014	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage(6)	Chicago, IL	100%	2003	December 23, 2014	167,000	N/A
NYC Retail Portfolio(7)(8)	NY/NJ	14	1996 - 2004	December 8, 2015	1,787,000	78%
Pioneer Tower(9)	Portland, OR	100	1990	June 28, 2016	308,000	32
The Tremont(2)	Burlington, MA	75	2016	July 19, 2018	175,000	94
The Huntington(2)	Burlington, MA	75	2018	July 19, 2018	115,000	96
Siena Suwanee Town Center(10)	Suwanee, GA	100	2018	December 15, 2020	226,000	95
Kingston at McLean Crossing(2)(11)	McLean, VA	80	2018	December 3, 2021	279,000	93
___________
1.This property is included in our DST Program.
2.We own a majority interest in the joint venture that owns a fee simple interest in this property or portfolio of single-family rental houses.
3.This property was classified as held for sale as of December 31, 2025 and sold on January 27, 2026.
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
11.This property was sold on January 30, 2026.

The following charts summarize our portfolio diversification by property sector and geographic region based upon the fair value of our properties. These tables provide examples of how our Advisor evaluates our real estate portfolio when making investment decisions.
Estimated Percent of Fair Value as of December 31, 2025

Property Sector Diversification

Industrial: 38%
Healthcare: 11%
Other: < 1%
Retail: 12%
Residential: 39%

Geographic Region Diversification

Midwest: 9%
West: 36%
East: 27%
South: 28%

OPERATING STATISTICS
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of December 31, 2025:

	Number of Properties/ Portfolios (1)	Total Area (Sq Ft)	% of Total Area	Occupancy %	Estimated Percent of Fair Value	Average Minimum Base Rent per Occupied Sq Ft(2)
Healthcare	26	1,699,000	6%	96%	11%	$34.49
Industrial	66	16,628,000	56	97	40	7.62
Residential	22	8,989,000	31	92	37	21.15
Retail	15	2,010,000	7	96	12	22.36
Other	1	130,000	—	N/A	—	N/A
Total	130	29,456,000	100%	95%	100%	$14.33
________
(1)Residential includes 2,440 single-family rental homes in the Single-Family Rental Portfolio I and II.
(2)Amount calculated as in-place minimum base rent for all occupied space at December 31, 2025 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
The following table shows our operating statistics by property type for our unconsolidated properties as of December 31, 2025:

	Number of Properties/ Portfolios	Total Area (Sq Ft)	% of Total Area	Occupancy %	Estimated Percent of Fair Value	Average Minimum Base Rent per Occupied Sq Ft(1)
Healthcare	1	308,000	10%	32%	9%	$28.32
Residential	4	795,000	26	94	66	38.00
Retail	6	1,787,000	59	78	22	39.15
Other	1	167,000	5	N/A	3	N/A
Total	12	3,057,000	100%	77%	100%	$38.22
________
(1)Amount calculated as in-place minimum base rent for all occupied space at December 31, 2025 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
As of December 31, 2025, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $13.07 for our consolidated properties. As of December 31, 2025, the scheduled lease expirations at our consolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2026 (2)	63	$15,384	1,985,000	7%
2027	78	16,124	954,000	7
2028	76	24,964	2,605,000	11
2029	55	18,578	1,616,000	8
2030	72	35,520	3,354,000	16
2031 and thereafter	165	112,007	8,982,000	51
Total	509	$222,577	19,496,000
________
(1)Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2025 presented in the year of lease expiration.
(2)Does not include 6,702 leases totaling approximately 8,308,000 square feet and approximately $175,715 in annualized minimum base rent associated with the residential properties and single-family rental houses we owned as of December 31, 2025.

As of December 31, 2025, the scheduled lease expirations at our unconsolidated properties are as follows:

Year	Number of Leases Expiring	Annualized Minimum Base Rent (1)	Square Footage	Percentage of Annualized Minimum Base Rent
2026 (2)	16	$12,891	473,000	48%
2027	10	4,234	325,000	16
2028	6	5,217	45,000	19
2029	1	14	192,000	—
2030	3	953	257,000	4
2031 and thereafter	11	3,592	355,000	13
Total	47	$26,901	1,647,000
________
(1)Amount calculated as annualized in-place minimum base rent excluding any above- and below-market lease amortization, straight line rents, tenant recoveries and percentage rent revenues as of December 31, 2025 presented in the year of lease expiration.
(2)Does not include 806 leases totaling approximately 749,000 square feet and approximately $28,500 in annualized minimum base rent associated with the unconsolidated residential investments.
The following table shows the aggregate portfolio occupancy rates for our consolidated and unconsolidated properties as of December 31, 2025 and each of the previous five years:

As of December 31,	Occupancy Rate for Consolidated Properties	Occupancy Rate for Unconsolidated Properties
2025	95%	77%
2024	97	89
2023	97	91
2022	97	93
2021	98	91
The following tables show the occupancy rates for our consolidated properties by property type as well as the average minimum base rent per occupied square foot as of December 31, 2025 and 2024:

	Occupancy Rate
	December 31, 2025	December 31, 2024	Change
Healthcare	96%	96%	—%
Industrial	97	99	(2)
Residential	92	94	(2)
Retail	96	88	8
Total	95%	97%	(2)%

	Average Minimum Base Rent per Occupied Square Foot (1)
	December 31, 2025	December 31, 2024	Change
Healthcare	$34.49	$35.06	$(0.57)
Industrial	7.62	6.98	0.64
Residential	21.15	22.68	(1.53)
Retail	22.36	23.48	(1.12)
Total	$14.33	$13.78	$0.55
________
(1)      Amount calculated as in-place minimum base rent for all occupied space and excludes any straight line rents, tenant recoveries and percentage rent revenues.
Our healthcare properties' occupancy rate remained fairly consistent with strong occupancy from December 31, 2024 to December 31, 2025. Average minimum base rent decreased from December 31, 2024 to December 31, 2025 as a result of acquisitions in the healthcare portfolio that have a lower average minimum base rent per square foot.
Our industrial properties' occupancy rate decreased from December 31, 2024 to December 31, 2025. The average minimum base rent per occupied square foot for our industrial properties at December 31, 2025 increased when compared to

December 31, 2024, due to higher in place rents for our recent acquisitions, as well as base rent increases in our existing properties.
Our residential properties' occupancy rate decreased from December 31, 2024 to December 31, 2025. The average minimum base rents per occupied square foot for our residential properties at December 31, 2025 decreased when compared to December 31, 2024 due to the consolidation of the Single-family Rental Portfolio I in April, which were at lower rental rates per square foot.
Our retail properties' occupancy rate increased from December 31, 2024 to December 31, 2025 while the average minimum base rents per occupied square foot at December 31, 2025 decreased when compared to December 31, 2024. Both changes were primarily due to an anchor tenant commencing a new lease at The District at Howell Mill, which was at a lower rental rate per square foot.
The occupancy rate of our properties remained high at 95% across our overall portfolio as of December 31, 2025 compared to 97% as of December 31, 2024. The average minimum base rent per occupied square foot increased from December 31, 2024 to December 31, 2025.
PRINCIPAL TENANTS
The following table sets forth the top ten tenants of our consolidated properties based on their percentage of annualized minimum base rent as of December 31, 2025:

Tenants	Property	Line of Business	Date of Lease Expiration	Lease Renewal Options	Annual Minimum Base Rent (1)	% of Total Area	% of Annualized Minimum Base Rent (2)
Amazon	Monument IV at Worldgate, Maui Mall and Grand Lakes Marketplace	Internet Web Services / Online Retailer / Grocery Store	Various	Various	$11,766	1%	3%
Williams-Sonoma	Taunton Distribution Center and West Phoenix Distribution Center	Home Products Retailer	Various	Various	8,009	4	2
Puma North America, Inc.	Glendale Distribution Center	Sports and Lifestyle Manufacturing	March 31, 2038	Two 5-year options	7,461	3	2
Life Science Logistics	4993 Anson Boulevard and 3530 Brightleaf Lane	Supply Chain Management	Various	Various	5,239	2	1
Quanta Computer	Fremont Distribution Center	Computer Manufacturer	January 31, 2032	One 5-year option	4,768	1	1
McKesson Corporation	Louisville Distribution Center	Pharmaceutical Distributor	December 31, 2030	Two 5-year options	4,707	3	1
United Parcel Service	Louisville Logistics Center, Kierland Village Center and Maui Mall	Supply Chain Management	Various	Various	4,613	3	1
Wistron Corporation	4055 Corporate Dr and 4211 Starboard	Technology Manufacturing	Various	Various	3,977	1	1
The TJX Companies Inc.	Grand Lakes Marketplace, Maui Mall, Milford Crossing, Montecito Marketplace, The District at Howell Mill and Westbury Square	Home Products Retailer	Various	Various	3,800	1	1
Celularity Inc.	170 Park Avenue	Biotechnology Company	January 31, 2036	None	3,526	<1	1
Total					$57,866	19%	14%
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

PRINCIPAL PROPERTIES
The following table sets forth our top ten consolidated properties/portfolios based on percentage of annualized minimum base rent as of December 31, 2025:

Properties	Property Segment	% of Total Area	% of Annualized Minimum Base Rent (1)
Single-Family Rental Portfolio I	Residential	12%	11%
Single-Family Rental Portfolio II	Residential	3	3
Monument IV at Worldgate	Healthcare	1	3
West Raleigh Distribution Center	Industrial	3	2
Jefferson Lake Howell	Residential	1	2
Genesee Plaza	Healthcare	1	2
Townlake of Coppell	Residential	1	2
Fountainhead Corporate Park	Healthcare	1	2
Jory Trail at the Grove	Residential	1	2
Lane Parke Apartments	Residential	1	2
Total		25%	31%
________
(1)Minimum base rent is calculated as in-place minimum base rent excluding any above- and below-market lease amortization, straight-line rents, tenant recoveries and percentage rent revenues.
Recent Events and Outlook
Property Valuations
Property valuations increased by approximately 0.3% across our portfolio as capital market assumptions remained consistent on a portfolio level during the year ended December 31, 2025.
Credit Facility
On April 28, 2022, we entered into our $1,000,000 Credit Facility, which consists of a $600,000 Revolving Credit Facility and a $400,000 Term Loan. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. We are in compliance with our debt covenants as of December 31, 2025. We expect to maintain compliance with our debt covenants. On March 4, 2025, we exercised our first twelve month extension option on our Credit Facility.
Liquidity
At December 31, 2025, we had in excess of $103,000 in total cash on hand and $515,000 of capacity under our Credit Facility. Looking into 2026, we expect to utilize our cash on hand and Credit Facility capacity to acquire new properties, fund repurchases of our shares, extinguish mortgage notes maturing and fund quarterly distributions.
Share Repurchase Plan
During the fourth quarter of 2025, we repurchased 100% of requests totaling $100,517 of our common stock pursuant to our share repurchase plan, which had a quarterly limit of $122,267. The quarterly limit on repurchases is calculated as 5% of our NAV as of the last day of the previous quarter. The limit for the first quarter of 2026 is $119,391.
Impairments
During the year ended December 31, 2025, we recorded impairment charges totaling $286 on individual homes within our Single-Family Rental Portfolio I related to six homes listed for sale at values below our current carrying value.

Fair Value of Assets and Liabilities
We account for our approximate 14% investment in the NYC Retail Portfolio using the fair value option. During the year ended December 31, 2025, we recorded an unrealized fair value loss of $12,161 related to our investment in NYC Retail Portfolio. Our interest rate swaps and collars resulted in an unrealized fair value loss of $11,433 during the year. We utilize our interest rate swaps and collars to fix interest rates on variable rate debt we plan to hold to maturity. On October 1, 2023, we elected the fair value option for DST Programs launching after that date and as such the financial obligation will be remeasured on a recurring basis. During the year ended December 31, 2025, we recorded $44,592 of unrealized loss on financing obligations related to DST Programs for which we elected the fair value option.
Capital Raised and Use of Proceeds
As of December 31, 2025, we have raised gross proceeds of approximately $7,583,000 from our public and private offerings since 2012. We used these proceeds along with proceeds from mortgage debt to acquire approximately $6,163,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $1,066,000 and repurchase shares of our common stock for approximately $2,356,000.
2025 Property Acquisitions
•seven industrial buildings totaling 2,288,000 square feet for approximately $371,000;
•two healthcare properties totaling 172,000 square feet for approximately $37,000; and
•one retail property totaling 123,000 square feet for approximately $32,000.
2025 Property Dispositions
•237 Via Vera Cruz for approximately $16,200 less closing costs.
2025 Mortgage notes receivable
•received $102,000 upon retirement of three mortgage notes receivable.
2025 Financing
•entered into five new mortgage notes payable on various properties and single-family houses totaling approximately $575,000, and
•retired seven mortgage notes payable for a total of approximately $186,000.
Leasing and Occupancy
We ended 2025 with our portfolio occupancy at 95%. During the year we signed new or renewal leases encompassing approximately 1,800,000 square feet of primarily industrial and retail property space at an approximate 25% increase in rental rates over expiring rental rates. Additionally, for consolidated properties owned all 12 months of 2024 and 2025 we experienced a 2.3% increase in rental revenue and a 1.9% increase in net operating income in 2025 as compared to 2024.
During 2025, we raised approximately $838,000 of new capital and acquired approximately $437,000 of real estate investments. These properties are in keeping with the investment strategy we began in 2012 and provide solid cash flow and good dividend coverage. We will continue to make these types of investments in 2026 and beyond.
The 2025 property acquisitions and leasing activity were in line with our long-term strategic objectives of generating attractive income, preserving stockholder capital and realizing moderate appreciation of our NAV over time. Our gross dividends declared and paid in 2025 was $0.63 per share.
We expect to maintain a targeted company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted company leverage ratio. Our company leverage ratio was 32% as of December 31, 2025.

Net Asset Value
The NAV per share for our nine classes of common stock was between $11.25 and $11.29 as of December 31, 2025. The decrease of approximately $0.03 per share in NAV from September 30, 2025 is primarily related to the dilution from operations. We paid a distribution of $0.1575 per share during the quarter ended December 31, 2025, less share class specific fees. For the year ended December 31, 2025, our various classes of common stock had total net returns ranging from 3.0% to 3.8% including cash distributions of approximately $0.63 per share, less share class-specific fees.
2026 Key Initiatives
Our initiatives for 2026 are to use capital raised from our public and private offerings and the DST Program to acquire new investment opportunities, repurchase stock under our share repurchase plan, and fund quarterly distributions. Likely acquisition candidates may include well-located, residential properties, industrial, healthcare, retail properties and originating mortgage loan investments that align with our property investment strategy. We will also attempt to further our geographic diversification. We will use debt financing when attractive interest rates are available, while looking to keep the company leverage ratio in the 30% to 50% range in the near term. We also intend to use our Revolving Credit Facility to allow us to efficiently manage our cash flows.
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

Impairment of Long-Lived Assets
Our estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates and the length of our anticipated holding period. These assumptions could differ materially from actual results. If our strategy changes or if market conditions otherwise dictate a change in the holding period and an exit date, an impairment loss could be recognized and such loss could be material. During the year ended December 31, 2025, we determined that five single-family homes no longer fit our current investment objectives and strategy; therefore, we reduced our expected hold periods. We further determined that these assets were impaired as the carrying value of the investments were not deemed recoverable. Therefore, we recognized impairment charges totaling $286, which represents the difference between the fair value and the carrying value of the property. Additionally, during the year ended December 31, 2024, we determined AQ Rittenhouse and 180 N Jefferson no longer fit our current investment objective and recorded impairment of $21,135. We recorded no impairment related to consolidated properties during the year ended December 31, 2023.

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
Results of Operations for the Years ended December 31, 2025 and 2024:
Properties acquired or sold during any of the periods are presented within the recent acquisitions and sold properties line until the property has been owned for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired or sold in the Management Overview section above. 114 of our consolidated properties and 458 single-family houses have been owned for the entire years ended December 31, 2025 and 2024 and are referred to as our comparable properties.
Revenues
The following chart sets forth revenues, by reportable segment, for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024	$ Change	% Change
Revenues:
Rental revenue
Healthcare	$65,455	$63,876	$1,579	2.5%
Industrial	131,831	125,210	6,621	5.3
Residential	122,454	121,977	477	0.4
Retail	53,622	54,078	(456)	(0.8)
Other	285	(46)	331	(719.6)
Comparable properties total	$373,647	$365,095	$8,552	2.3%
Recent acquisitions and sold properties	53,182	20,274	32,908	162.3
Total rental revenue	$426,829	$385,369	$41,460	10.8%

Other revenue
Healthcare	$2,441	$1,864	$577	31.0%
Industrial	1,739	501	1,238	247.1
Residential	5,181	4,886	295	6.0
Retail	949	3,103	(2,154)	(69.4)
Other	1,969	1,925	44	2.3
Comparable properties total	$12,279	$12,279	$—	—%
Recent acquisitions and sold properties	2,831	1,112	1,719	154.6
Total other revenue	$15,110	$13,391	$1,719	12.8%
Interest on mortgage notes receivable	11,915	8,873	3,042	34.3
Total revenues	$453,854	$407,633	$46,221	11.3%
Rental revenue at comparable properties increased by $8,552 for the year ended December 31, 2025 as compared to the same period in 2024. The increases within our industrial, healthcare and residential segments were primarily related to an increase in rental rates and occupancy at various properties during the year ended December 31, 2025 as compared to the same period of 2024. Recovery revenue within our industrial segment also increased as a result of increased real estate taxes and operating expenses. The decrease in rental revenue within the retail segment was primarily related to temporary reduced based rent for two tenants located at the District at Howell Mill totaling $918 during the year ended December 31, 2025. The increase in rental revenue within our other segment relates to a one time write off of uncollected rental charges from a retail tenant within our South Beach Parking Garage property during the year ended December 31, 2024.
Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties remained flat for the year ended December 31, 2025 as compared to the same period in 2024. The decrease within our retail segments related to approximately $2,000 decrease in lease termination payments collected during the year ended December 31, 2025 at The District at Howell Mill as compared to the same period of 2024. Offsetting this decrease was approximately $900 increase in lease termination fee payments collected within the industrial segment during the year end December 31, 2025 as compared to the prior year.
Interest on mortgage note receivable relates to interest income and exit fees earned on mortgage notes originated by us. During the year ended December 31, 2025, interest income on mortgage notes we held increased by approximately $1,300 during the year end December 31, 2025 as compared to the year ended December 2024. Additionally we earned approximately $1,660 of exit fees in the year December 31, 2025 related to three loans that were repaid late in the year.
Operating Expenses
The following chart sets forth real estate taxes and property operating expenses, by reportable segment, for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024	$ Change	% Change
Operating expenses:
Real estate taxes
Healthcare	$5,253	$5,942	$(689)	(11.6)%
Industrial	21,522	20,819	703	3.4
Residential	17,791	18,000	(209)	(1.2)
Retail	6,610	6,558	52	0.8
Other	444	403	41	10.2
Comparable properties total	$51,620	$51,722	$(102)	(0.2)%
Recent acquisitions and sold properties	7,466	3,040	4,426	145.6
Total real estate taxes	$59,086	$54,762	$4,324	7.9%

Property operating expenses:
Healthcare	$15,503	$14,504	$999	6.9%
Industrial	11,232	9,920	1,312	13.2
Residential	34,517	33,316	1,201	3.6
Retail	9,507	9,480	27	0.3
Other	857	762	95	12.5
Comparable properties total	$71,616	$67,982	$3,634	5.3%
Recent acquisitions and sold properties	10,758	6,948	3,810	54.8
Total property operating expenses	$82,374	$74,930	$7,444	9.9%
Total operating expenses	$141,460	$129,692	$11,768	9.1%
Real estate taxes at comparable properties decreased by $102 for the year ended December 31, 2025 as compared to the same period in 2024. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estate taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased by $3,634 during the year ended December 31, 2025 as compared to the same period in 2024. The increases generally relate to higher repairs and maintenance projects, increased property management fees due to higher revenues, higher salary costs and higher utility costs in some markets.

The following chart sets forth other income and expenses not directly related to the operations of the reportable segments for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024	$ Change	% Change
Property general and administrative	$(3,070)	$(3,980)	$910	(22.9)%
Advisor fees	(40,893)	(40,392)	(501)	1.2
Company level expenses	(8,704)	(7,686)	(1,018)	13.2
Provision for impairment of real estate	(286)	(21,135)	20,849	(98.6)
Depreciation and amortization	(160,887)	(144,622)	(16,265)	11.2
Interest expense	(89,266)	(82,530)	(6,736)	8.2
Unrealized loss on financing obligation	(44,592)	(5,758)	(38,834)	674.4
Loss from unconsolidated affiliates and fund investments	(2,256)	(13,713)	11,457	(83.5)
Investment income on marketable securities	—	989	(989)	(100.0)
Net realized loss upon sale of marketable securities	—	(5,015)	5,015	(100.0)
Gain on disposition of property and extinguishment of debt, net	2,375	73,510	(71,135)	(96.8)
Total other income and expenses	$(347,579)	$(250,332)	$(97,247)	38.8%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses decreased during the year ending December 31, 2025 as compared to the same period in 2024 by $910 primarily due to a decrease in state level taxes and property level legal expenses.
Advisor fees relate to the fixed advisory and performance fees earned by our Advisor. Fixed fees increase or decrease based on changes in our NAV which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, where in our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $501 for the year ended December 31, 2025 is related to higher fixed fees as a result of a slightly higher average net asset value.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased for the year ended December 31, 2025 as compared to the same period in 2024 primarily due to general increases across all categories.
Provision for impairment of real estate relates to real estate investments where the estimated future undiscounted cash flows during our hold period have decreased below the carrying value of the consolidated property. A provision for impairment of real estate is recorded to write the property down from its carrying value to its fair value. We recorded a provision for impairment of $286 related to individual homes within our Single-Family Rental Portfolio I which were held for sale and listed for sale at values below our current carrying value during the year ended December 31, 2025. We recorded a provision for impairment of $21,135 related to 180 North Jefferson and AQ Rittenhouse during the year ended December 31, 2024.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. The increase of $16,265 in depreciation and amortization expense for the year ended December 31, 2025 as compared to the same period in 2024 is primarily related to increased expense from our 2025 and 2024 acquisitions.
Interest expense increased by $6,736 for the year ended December 31, 2025 as compared to the same period in 2024 primarily as a result of $11,433 of unrealized losses on our interest rate swaps and collars during the year ended December 31, 2025 as compared to unrealized gains of $3,849 during the year ended December 31, 2024. Offsetting the unrealized losses was approximately $5,300 decreased interest expense related to lower overall balance on our Credit Facility and mortgage loans that were extinguished. Additionally, we incurred approximately $4,300 lower interest expense, including interest income upon exercising our fair market value purchase on the financial obligations related to the DST Program, as well as non-cash interest expense and interest income on properties deemed probable for repurchase.
Unrealized loss on financial obligation relates to changes in the fair value of our financial obligations for the various DST Programs that we have elect the fair value option. We recorded unrealized losses of $44,592 and $5,758 during the years ended December 31, 2025 and 2024, respectively.

Loss from unconsolidated affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont, The Huntington, Siena Suwanee Town Center and Kingston at McLean Crossing as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio and the Single-Family Rental Portfolio I. During the year ended December 31, 2025, we recorded a $12,161 decrease in the fair value of our investment in NYC Retail Portfolio and a $11,261 increase in fair value in Single-Family Rental Portfolio I as well as $698 in distributions of income. During the year end ended December 31, 2024, we recorded a $10,586 increase in the fair value in the Single-Family Rental Portfolio I in addition to $4,761 of distributions of income and a $11,463 decrease in the fair value of NYC Retail Portfolio. Additionally, during the years ended December 31, 2025 and 2024, we recorded impairment charges totaling $917 and $21,100 respectively related to our investment in Pioneer Tower as the carrying value of the investment exceeded its estimated fair value.
Investment income on marketable securities relates to dividends earned on our portfolio of publicly traded REIT securities. We recorded dividend income of $989 during the year ended December 31, 2024, respectively. We liquidated our investments in marketable securities during the three months ended June 30, 2024.
Net realized loss upon the sale of marketable securities relates to sales of individual stocks within our portfolio of publicly traded REIT stocks. We recorded a realized loss of $5,015 during the year end December 31, 2024.
Gain on disposition of property and extinguishment of debt, net of $2,375 in the year ended December 31, 2025 relates to the sales of 237 Via Vera Cruz, individual houses within our Single-Family Portfolio I and the early extinguishment of debt on Pinecone Apartments and Miramont Apartments. Gain on disposal of property and relinquishment of debt, net of $73,510 recorded in the year ended December 31, 2024 relates to the the sales of 180 North Jefferson, Stonemeadow Farms and Pinole Point Distribution Center.
Results of Operations for the Years ended December 31, 2024 and 2023:
For discussion on our results of operations for the years ended December 31, 2024 and 2023 please see our Annual Report on Form 10-K filed with the SEC on March 14, 2025.
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
The following table presents a reconciliation of net income to NAREIT FFO for the periods presented:

Reconciliation of net income to NAREIT FFO	Year ended December 31,
	2025	2024	2023
Net (loss) income attributable to JLL Income Property Trust, Inc.	$(25,808)	$19,839	$(111,739)
Real estate depreciation and amortization(1)	129,577	127,431	144,012
Loss (gain) on disposition of property and unrealized loss (gain) on investment in unconsolidated real estate affiliate(1)	898	(59,387)	(9,242)
Impairment of depreciable real estate(1)	950	36,606	17,515
NAREIT FFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$105,617	$124,489	$40,546
Weighted average shares outstanding, basic and diluted	219,247,509	223,648,138	240,639,048
NAREIT FFO per share, basic and diluted	$0.48	$0.56	$0.17
________
(1)    Includes amounts attributable to our ownership share of both consolidated properties and unconsolidated real estate affiliates for all periods.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Year ended December 31,
	2025	2024	2023
NAREIT FFO attributable to JLL Income Property Trust, Inc.	$105,617	$124,489	$40,546
Straight-line rental income(1)	(5,373)	(3,579)	(4,379)
Amortization of above- and below-market leases(1)	(3,643)	(4,126)	(4,256)
Amortization of net premium/(discount) on assumed debt(1)	733	93	(655)
Loss (gain) on derivative instruments and extinguishment or modification of debt(1)	9,711	(1,084)	4,013
Adjustment for investments accounted for under the fair value option(2)	2,091	7,986	9,638
Net unrealized change in fair value of investment in marketable securities (1)	—	4,260	(4,986)
Acquisition expenses(1)	58	—	—
Adjustment for DST Properties(3)	(11,393)	(33,123)	70,001
AFFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$97,801	$94,916	$109,922
Weighted average shares outstanding, basic and diluted	219,247,509	223,648,138	240,639,048
AFFO per share, basic and diluted	$0.45	$0.42	$0.46
________
(1)    Includes amounts attributable to our ownership share of both consolidated properties and unconsolidated real estate affiliates for all periods.
(2)    Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio and Single-Family Rental Portfolio I prior to consolidation on April 23, 2025.
(3)    Adjustments to reflect the AFFO attributable to the Company for DST Properties including non-cash interest expense and unrealized losses related to the FMV Option.

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
Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Credit Facility
		•	Sales of our shares in our public and private offerings
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our public offering and private offerings and DST Program	•	Draws from lender escrow accounts
•	Other company level expenses	•	Sales of beneficial interests in the DST Program
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Issuance of mortgage notes receivable
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Advisor
•	Fees payable to our Dealer Manager
The sources and uses of cash for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024	$ Change
Net cash provided by operating activities	$131,756	$111,083	$20,673
Net cash (used in) provided by investing activities	(324,651)	145,256	(469,907)
Net cash provided by (used in) financing activities	234,733	(260,484)	495,217

Net cash provided by operating activities increased by $20,673 for the year ending December 31, 2025, as compared to the same period in 2024. The increase in cash from operating activities is primarily due to lower interest expense paid of approximately $5,300 during the year ending December 31, 2025 as compared to the same period in 2024 plus the impact from acquisitions. Offsetting this was a $8,225 payment for entering into an interest rate cap agreement during the year ending December 31, 2025.
Net cash (used in) provided by investing activities decreased by $469,907 for the year ending December 31, 2025 as compared to the same period in 2024. The decrease is primarily related to over $325,000 of increased acquisitions during the year ended December 31, 2025 as compared to the same period of 2024 as well as approximately $275,000 of lower cash received from sales of real estate investments. Offsetting this was $102,000 cash payments related retiring mortgage receivable during the year ended December 31, 2025.
Net cash provided by (used in) financing activities increased by $495,217 for the year ending December 31, 2025 as compared to the same period in 2024. The change is primarily related to $406,892 higher net proceeds from mortgage note payables and our Credit Facility during the year ending December 31, 2025 as compared to the same period in 2024, as well as an increase in cash from higher net sales of common stock and DST Proceeds of $147,482. Offsetting the increases were higher distributions paid to noncontrolling interests of $51,915 during the year ending December 31, 2025 as compared to the same period in 2024.
Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates, and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements of our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rate at December 31, 2025 and 2024:

	Consolidated Debt
	December 31, 2025		December 31, 2024
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$1,899,778	4.30%	$1,555,292	4.08%
Variable	53,433	5.29	54,694	6.03
Total	$1,953,211	4.33%	$1,609,986	4.15%
The ten-year debt repayment table represents debt principal repayments and maturities and the weighted average interest rate of those repayments and maturities for our Consolidated Properties and our Credit Facility.

Year	Principal Repayments and Maturities	Percent of Total Outstanding Debt	Weighted Average Interest Rate
2026	$242,257	12%	4.52%
2027	447,349	23	4.72
2028	536,118	27	4.29
2029	84,200	4	5.18
2030	275,855	14	4.40
2031	215,421	11	3.41
2032	52,057	3	2.99
2033	2,195	—	3.24
2034	39,268	2	5.57
2035 and thereafter	58,491	3	3.28

The following is a summary of the mortgage notes for our consolidated properties as of December 31, 2025:

Property	Interest Rate	Maturity Date	Principal Balance
Maui Mall	3.64%	June 1, 2026	$32,813
Rancho Temecula Town Center	4.02	July 1, 2026	28,000
Dylan Point Loma (1)	3.83	September 1, 2026	37,175
4211 Starboard Drive	5.29	September 1, 2026	20,164
13500 Danielson Street	5.29	September 1, 2026	10,751
2840 Loker Ave	5.29	September 1, 2026	14,005
15890 Bernardo Center Drive	5.29	September 1, 2026	8,513
Lane Parke Apartments	3.18	November 1, 2026	37,000
The District at Howell Mill	5.30	March 1, 2027	25,290
San Juan Medical Center	3.35	October 1, 2027	16,730
Whitestown Distribution Center	2.95	February 10, 2028	34,000
Townlake of Coppell	2.41	April 1, 2028	36,030
Single-Family Rental Portfolio I	4.70	April 1, 2028	386,174
Southeast Phoenix Distribution Center	2.70	June 1, 2028	49,000
Grand Lakes Marketplace	6.12	October 5, 2028	23,900
Jefferson Lake Howell	6.16	July 1, 2029	53,535
Reserve at Johns Creek	3.58	December 1, 2029	25,521
Haven North Andover	3.28	April 1, 2030	35,900
Glendale Distribution Center	5.04	August 1, 2030	50,000
West Phoenix Distribution Center	4.99	September 1, 2030	62,000
Montecito Marketplace	5.35	September 1, 2030	37,710
Mason Mill Distribution Center	3.25	October 1, 2030	17,500
The Penfield	2.50	November 1, 2030	35,434
West Raleigh Distribution Center	5.03	December 1, 2030	35,750
South San Diego Distribution Center	3.18	January 1, 2031	72,500
Woodside Trumbull	3.03	January 1, 2031	34,500
Villas at Legacy	5.82	September 1, 2031	37,500
The Preserve at the Meadows	2.57	October 1, 2031	32,400
The Rockwell	2.62	October 1, 2031	46,310
Reserve at Venice	2.98	March 1, 2032	55,800
Summit at San Marcos	5.71	April 1, 2034	37,000
Molly Brook on Belmont	3.31	August 1, 2042	51,222
Creekview Crossing	3.09	June 1, 2055	25,253
________
(1)    The property associated with this mortgage note payable was classified as held for sale as of December 31, 2025 and sold on January 27, 2026. The loan was retired as part of the sale.

On April 28, 2022, we entered into a credit agreement providing for a $1,000,000 revolving line of credit and unsecured term loan (collectively, the "Credit Facility") with a syndicate of nine lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Capital Markets LLC, Wells Fargo Securities, LLC and Capital One, National Association. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. The $1,000,000 Credit Facility consists of a $600,000 revolving line of credit (the “Revolving Credit Facility”) and a $400,000 term loan (the “Term Loan”). The Revolving Credit Facility contains a sublimit of $25,000 for letters of credit. The primary interest rate for the Revolving Credit Facility is based on one-month term secured overnight financing rate ("SOFR") plus 0.10% (“Adjusted Term SOFR”), plus a margin ranging from 1.30% to 2.00%, depending on our total leverage ratio. The primary interest rate for the Term Loan is based on Adjusted Term SOFR, plus a margin ranging from 1.25% to 1.95%, depending on our total leverage ratio. The maturity date of the Revolving Credit Facility was extended to April 28, 2026 and the Term Loan matures on April 28, 2027. The Credit Facility contains one additional twelve-month extension option at our election. Based on our current total leverage ratio, we can elect to borrow at Adjusted Term SOFR plus 1.35% and Adjusted Term SOFR plus 1.30% for the Revolving Credit Facility and Term Loan, respectively, or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) Adjusted Term SOFR plus 1.00%, plus (ii) a margin ranging from 0.30% to 1.00% for base rate loans under the Revolving Credit Facility or a margin ranging from 0.25% to 0.95% for base rate loans under the Term Loan. If the “base rate” is less than 1.00%, it will be deemed to be 1.00% for purposes of the Credit Facility. We intend to use the Revolving Credit Facility to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of December 31, 2025, we believe no material adverse effects had occurred. As our mortgage notes mature, we will explore refinancing and paying off the loans as well as full or partial sales of the properties. To accomplish these refinancings and paydowns, we would use cash on hand, our Credit Facility, cash from future property operations and capital from the proceeds of the Current Public Offering and the DST Program.
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
At December 31, 2025, we had $85,000 outstanding under the Revolving Credit Facility at Adjusted Term SOFR plus 1.35% and $400,000 outstanding under the Term Loan at Adjusted Term SOFR plus 1.30%. We entered into swap and collar agreements for $650,000 of the Credit Facility to fix the floating rate SOFR at an average of 3.87% (all in rate of 5.17% to 5.22% at December 31, 2025). The interest rate swap and collar agreements mature on April 28, 2027.
At December 31, 2025, we were in compliance with all debt covenants.
On March 12, 2026, we entered into an amended credit agreement providing for a $1,000,000 revolving line of credit and unsecured term loan (collectively, the “Amended Credit Facility”) with a syndicate of ten lenders led by JPMorgan Chase Bank. The Amended Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. The $1,000,000 Amended Credit Facility consists of a $600,000 revolving credit facility (the “Revolving Credit Facility”) and a $400,000 term loan (the “Term Loan”). The primary interest rate for the Revolving Credit Facility is based on one-month SOFR (“Term SOFR”), plus a margin ranging from 1.25% to 1.95%, depending on our total leverage ratio. The primary interest rate for the Term Loan is based on Term SOFR, plus a margin ranging from 1.20% to 1.90%, depending on our total leverage ratio. The maturity date of both the Revolving Credit Facility and the Term Loan is March 13, 2028. The credit facility contains three, twelve-month extension options at our election. Based on our current total leverage ratio, we can elect to borrow at Term SOFR plus 1.30% and Term SOFR plus 1.25% for the Revolving Credit Facility and Term Loan, respectively, or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) Adjusted Term SOFR plus 1.0%, plus (ii) a margin ranging from 0.30% to 0.95% for base rate loans under the Revolving Credit Facility or a margin ranging from 0.20% to 0.90% for base rate loans under the Term Loan. If the “base rate” is less than 0.0%, it will be deemed to be 0.0% for purposes of the Credit Facility.

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
We are subject to market risk associated with changes in interest rates in terms of the price of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of December 31, 2025, we had consolidated debt of $1,953,211. Including the $23,100 net discount on the assumption of debt and debt issuance costs, we had consolidated debt of $1,930,111 at December 31, 2025. We also entered into interest rate derivative agreements on $1,100,000 of the variable rate debt that cap the SOFR rate at between 2.6% and 4.5% that mature in 2027. A 0.25% movement in the interest rate on the $53,433 of variable-rate debt would have resulted in a $134 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2025, the fair value of our mortgage notes and other debt payable was estimated to be approximately $67,827 lower than the carrying value of $1,953,211. If treasury rates were 0.25% higher at December 31, 2025, the fair value of our consolidated debt would have been approximately $82,703 lower than the carrying value.

Item 8.	Financial Statements and Supplementary Data.
See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of December 31, 2025, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
As of December 31, 2025, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
Share Repurchase Plan
Effective March 2, 2026, we amended and restated our share repurchase plan to waive the one-year holding period for certain feeder vehicles primarily created to hold our shares that in turn offer interests in the feeder vehicles to non-U.S. persons. The foregoing description of the share repurchase plan does not purport to be complete and is qualified in its entirety by reference to the share repurchase plan, a copy of which is included as Exhibit 4.1 to this Form 10-K and incorporated herein by reference.
Tenth Amended and Restated Director Compensation Plan
Effective March 2, 2026, our board of directors adopted the Tenth Amended and Restated JLL Income Property Trust, Inc. Independent Directors Compensation Plan and form of Deferred Stock Award Certificate (collectively, the “Director Compensation Plan”) to allow our independent directors to elect to receive their stock based annual retainer in the form of deferred stock units pursuant to the terms set forth in the Director Compensation Plan. The foregoing description of the Director Compensation Plan does not purport to be complete and is qualified in its entirety by reference to the Director Compensation Plan, copies of which are included as Exhibits 10.13 and 10.14 to this Form 10-K and incorporated herein by reference.
Trading Arrangements
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2025.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
In accordance with the rules of the SEC, certain information required by Part III is incorporated by reference into this Form 10-K from our definitive proxy statement (our "2026 Proxy Statement") relating to our 2026 annual meeting of stockholders (our “2026 Annual Meeting”) to be filed with the SEC no later than April 30, 2026.
On March 2, 2026, our board of directors determined to hold the 2026 Annual Meeting on June 11, 2026.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our 2026 Proxy Statement.

Item 11.	Executive Compensation.
The information required by this Item is incorporated by reference to our 2026 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
The information required by this Item is incorporated by reference to our 2026 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our 2026 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our 2026 Proxy Statement.
Our independent registered public accounting firm is KPMG LLP, Chicago, Illinois Auditor Firm ID: 185.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)Consolidated Financial Statements: See “Index to Consolidated Financial Statements” at page F-1 below.
(2)Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2025” at page F-36 below.
(3)Exhibits

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

3.2	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Appendix A to the Company’s prospectus supplement filed with the SEC on May 9, 2013).

3.3	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014).

3.4	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2014).

3.5	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2014).

3.6	Second Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2015).

3.7	Certificate of Correction to the Company’s Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2016).

3.8	Third Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed with the SEC on October 16, 2019).

3.9	Fourth Articles of Amendment to the Second Articles of Amendment and Restatements of Jones Lang LaSalle Income Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on October 3, 2022).

3.10	Articles of Amendment, dated October 2, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2025).

3.11	Articles Supplementary, dated October 2, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2025).

3.12	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.10 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).

4.1*	Share Repurchase Plan, dated March 20, 2026.

4.2	Fourth Amended and Restated Distribution Reinvestment Plan, effective October 7, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2025).

4.3*	Description of the Company's securities.

10.1	Fifth Amended and Restated Advisory Agreement, dated October 7, 2025, among JLL Income Property Trust, Inc., JLLIPT Holdings LP and LaSalle Investment Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2025).

10.2	Amended and Restated Dealer Manager Agreement between Jones Lang LaSalle Income Property Trust, Inc. JLLIPT Holdings LP and LaSalle Investment Management Distributors, LLC, dated as of March 9, 2021 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021).

10.3	Second Amended and Restated JLL Income Property Trust, Inc. Incentive Plan, dated October 7, 2025 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2025).

10.4	License Agreement by and between Jones Lang LaSalle Income Property Trust, Inc. and Jones Lang LaSalle IP, Inc. dated as of November 14, 2011 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-11, Commission File No. 333-177963, filed with the SEC on November 14, 2011).

10.5	Dealer Manager Agreement between Jones Lang LaSalle Income Property Trust, Inc. and LaSalle Investment Management Distributors, LLC, dated as of March 3, 2015 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed with the SEC on March 5, 2015).

Exhibit Number	Description
10.6	Third Amended and Restated Dealer Manager Agreement, dated October 7, 2025, among JLL Exchange TRS, LLC, LaSalle Investment Management Distributors, LLC, and, solely with respect to Section 6.1(c) thereof, JLLIPT Holdings LP and JLL Income Property Trust, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2025).

10.7	Form of First Amended and Restated Trust Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019).

10.8	Form of Master Lease (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019).

10.9	Fifth Amended and Restated Limited Partnership Agreement of JLLIPT Holdings LP, dated October 7, 2025, among JLLIPT Holdings GP, LLC, JLL Income Property Trust, Inc. and the other limited partners party thereto from time to time (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2025).

10.10	Purchase and Sale Agreement for Single-Family Rental Portfolio I, dated August 5, 2021 between LIPT SFR Portfolio, LLC and GVI RH JV HoldCo, LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2021).

10.11	Third Amended and Restated Credit Agreement between Jones Lang LaSalle Income Property Trust, Inc. and JPMorgan Chase Bank, N.A. for a $1 billion revolving line of credit and unsecured term loan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2022).

10.12	Dealer Manager Agreement, dated October 7, 2025, between JLL Income Property Trust, Inc. and LaSalle Investment Management Distributors, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2025).

10.13*	Tenth Amended and Restated JLL Income Property Trust, Inc. Independent Directors Compensation Plan, dated March 20, 2026.

10.14*	Form of Deferred Stock Award Certificate.

10.15	Fourth Amended and Restated Credit Agreement between JLL Income Property Trust, Inc. and JPMorgan Chase Bank, N.A. for a $1 billion revolving line of credit and unsecured term loan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on March 18, 2026).

19.1*	Insider Trading Policy Statement of JLL Income Property Trust, Inc.

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Madison NYC Core Retail Partners, LP Financial Statements as of and for the years ended December 31, 2025 and 2024.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

104*	Cover Page Intereactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*     Filed herewith.
**    Furnished herewith.

Item 16.	Form 10-K Summary.
The Company has elected not to provide summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, JLL Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JLL INCOME PROPERTY TRUST, INC.

		By:	/S/ C. ALLAN SWARINGEN
Date:	March 26, 2026		C. Allan Swaringen Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ C. ALLAN SWARINGEN	Chief Executive Officer, President and Director (Principal Executive Officer)	March 26, 2026

/S/ GREGORY A. FALK	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 26, 2026

/S/ LYNN C. THURBER	Chair of the Board of Directors, Director	March 26, 2026

/S/ MARK A. DENIEN	Director	March 26, 2026

/S/ TAMARA D. FISCHER	Director	March 26, 2026

/S/ BRADLEY J. GRIES	Director	March 26, 2026

/S/ LISA L. KAUFMAN	Director	March 26, 2026

/S/ DOUGLAS A. LINDGREN	Director	March 26, 2026

/S/ WILLIAM E. SULLIVAN	Director	March 26, 2026

/S/ ROBIN M. ZEIGLER	Director	March 26, 2026

JLL Income Property Trust, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
JLL Income Property Trust, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of JLL Income Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Expected hold period of net property and equipment
As discussed in Note 2 to the consolidated financial statements, the Company evaluates the recoverability of net property and equipment whenever events or changes in circumstances, including changes in the expected hold period, indicate that the carrying amount of net property and equipment may exceed fair value. As of December 31, 2025, the Company had net property and equipment of $4.8 billion.
We have identified the assessment of expected hold period of net property and equipment as a critical audit matter. A high degree of auditor judgement was required to evaluate the reasonableness of management’s assessment of the hold period. Changes in the expected hold period could have a material impact on the results of management’s recoverability assessment and indicate a potential impairment.

The following are the primary procedures we performed to address this critical audit matter. We compared the company’s historical hold period for similar net property and equipment to the hold period assumed in the Company’s analyses used to evaluate whether a change in circumstances has occurred. We inquired of management and inspected documents such as meeting minutes of the Board of Directors and forecasts developed at the portfolio management team’s strategic planning meetings to evaluate the likelihood that a property would be sold before the end of its previously identified hold period. We read external communications with investors in order to identify information regarding potential sales of the Company’s properties, or other indicators of a potential reduction in an investment property’s hold period.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.
Chicago, Illinois
March 26, 2026

JLL Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	December 31,
	2025	2024
ASSETS
Investments in real estate:
Land	$831,442	$686,082
Buildings and equipment	4,547,886	3,722,299
Less accumulated depreciation	(555,458)	(459,600)
Net property and equipment	4,823,870	3,948,781
Investments in unconsolidated real estate affiliates	137,280	148,324
Real estate fund investments	58,721	334,329
Investments in real estate and other assets held for sale, net	78,145	13,492
Net investments in real estate	5,098,016	4,444,926
Mortgage notes receivable	32,192	132,913
Cash and cash equivalents	103,397	85,833
Restricted cash	48,974	24,827
Tenant accounts receivable, net	9,183	9,257
Deferred expenses, net	28,740	22,470
Acquired intangible assets, net	225,684	193,652
Deferred rent receivable, net	50,645	42,992
Prepaid expenses and other assets	30,548	46,811
TOTAL ASSETS	$5,627,379	$5,003,681
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net	$1,930,111	$1,588,536
Liabilities held for sale	37,556	11,877
Accounts payable and other accrued expenses	79,484	64,296
Financing obligation	1,271,410	1,078,102
Accrued offering costs	204,300	180,012
Accrued interest	6,156	5,431
Accrued real estate taxes	16,832	13,079
Advisor fees payable	3,549	3,328
Acquired intangible liabilities, net	38,809	37,562
TOTAL LIABILITIES	3,588,207	2,982,223
Commitments and contingencies	—	—
Redeemable noncontrolling interests	29,572	17,641
Redeemable equity	98,168	—
Equity:
Common Stock, $0.01 par value per share (Note 7)	2,033	2,190
Additional paid-in capital (net of offering costs of $428,681 and $379,028 as of December 31, 2025 and 2024, respectively)	2,546,562	2,652,581
Distributions to stockholders	(1,071,835)	(944,253)
Accumulated deficit	(132,496)	(106,688)
Total JLL Income Property Trust, Inc. stockholders’ equity	1,344,264	1,603,830
Noncontrolling interests	567,168	399,987
Total equity	1,911,432	2,003,817
TOTAL LIABILITIES AND EQUITY	$5,627,379	$5,003,681
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
$ in thousands, except per share amounts

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenues:
Rental revenue	$426,829	$385,369	$378,241
Other revenue	15,110	13,391	13,663
Interest on mortgage notes receivable	11,915	8,873	2,015
Total revenues	453,854	407,633	393,919
Operating expenses:
Real estate taxes	59,086	54,762	52,386
Property operating	82,374	74,930	73,039
Property general and administrative	3,070	3,980	2,765
Advisor fees	40,893	40,392	44,400
Company level expenses	8,704	7,686	6,268
Provision for impairment of real estate	286	21,135	—
Depreciation and amortization	160,887	144,622	147,470
Total operating expenses	355,300	347,507	326,328
Other (expenses) and income:
Interest expense	(89,266)	(82,530)	(195,483)
Net unrealized loss on financing obligation	(44,592)	(5,758)	—
Loss from unconsolidated real estate affiliates and fund investments	(2,256)	(13,713)	(10,815)
Investment income on marketable securities	—	989	2,170
Net realized loss upon sale of marketable securities	—	(5,015)	(1,675)
Net unrealized change in fair value of investment in marketable securities	—	—	5,703
Gain on disposition of property and extinguishment of debt, net	2,375	73,510	14,056
Total other (expenses) and income	(133,739)	(32,517)	(186,044)
Net (loss) income	(35,185)	27,609	(118,453)
Net loss (income) attributable to the noncontrolling interests	9,377	(7,770)	6,714
Net (loss) income attributable to JLL Income Property Trust, Inc.	$(25,808)	$19,839	$(111,739)
Net (loss) income attributable to JLL Income Property Trust, Inc. per share-basic and diluted:
Class A	$(0.12)	$0.09	$(0.46)
Class M	(0.12)	0.09	(0.46)
Class A-I	(0.12)	0.09	(0.46)
Class M-I	(0.12)	0.09	(0.46)
Class I	(0.09)	—	—
Class N	(0.12)	0.09	(0.46)
Class S	(0.09)	—	—
Weighted average common stock outstanding-basic and diluted	219,247,509	223,648,138	240,639,048
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except per share amounts

	Common Stock		Additional Paid-in Capital	Distributions to Stockholders	(Accumulated Deficit) Retained Earnings	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2022	243,592,068	$2,436	$2,799,539	$(691,090)	$(14,788)	$86,663	$2,182,760
Issuance and conversion of common stock	17,858,200	179	242,120	—	—	—	242,298
Repurchase of shares	(27,311,786)	(273)	(367,436)	—	—	—	(367,709)
Offering costs	—	—	(20,399)	—	—	—	(20,399)
Stock based compensation	30,428	—	420	—	—	—	420
Net loss ($54 loss allocated to redeemable noncontrolling interests)	—	—	—	—	(111,739)	(6,660)	(118,399)
Issuance of OP units	—	—	—	—	—	356,803	356,803
Repurchase of OP units	—	—	—	—	—	(8,897)	(8,897)
Adjustment of noncontrolling interests	—	—	138,750	—	—	(138,750)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(13,852)	(13,852)
Allocation to redeemable noncontrolling interests and equity	—	—	(1,043)	—	—	—	(1,043)
Distributions declared ($0.58) per share	—	—	—	(126,349)	—	—	(126,349)
Balance, December 31, 2023	234,168,910	$2,342	$2,791,951	$(817,439)	$(126,527)	$275,307	$2,125,634
Issuance and conversion of common stock	20,889,789	209	246,249	—	—	—	246,458
Repurchase of shares	(36,099,255)	(361)	(430,100)	—	—	—	(430,461)
Offering costs	—	—	(21,070)	—	—	—	(21,070)
Stock based compensation	29,118	—	350	—	—	—	350
Net income ($38 loss allocated to redeemable noncontrolling interests)	—	—	—	—	19,839	7,808	27,647
Issuance of OP units	—	—	—	—	—	224,210	224,210
Repurchase of OP units	—	—	—	—	—	(11,282)	(11,282)
Adjustment of noncontrolling interests	—	—	66,453	—	—	(66,453)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(29,603)	(29,603)
Allocation to redeemable noncontrolling interests and equity	—	—	(1,252)	—	—	—	(1,252)
Distributions declared ($0.6175) per share	—	—	—	(126,814)	—	—	(126,814)
Balance, December 31, 2024	218,988,562	$2,190	$2,652,581	$(944,253)	$(106,688)	$399,987	$2,003,817
Issuance and conversion of common stock	18,560,982	186	211,539	—	—	—	211,725
Repurchase of shares	(34,291,871)	(343)	(391,202)	—	—	—	(391,545)
Offering costs	—	—	(49,653)	—	—	—	(49,653)
Stock based compensation	36,387	—	420	—	—	—	420
Net loss ($485 loss allocated to redeemable noncontrolling interests)	—	—	—	—	(25,808)	(8,892)	(34,700)
Issuance of OP units	—	—	—	—	—	388,034	388,034
Repurchase of OP units	—	—	—	—	—	(50,675)	(50,675)
Adjustment of noncontrolling interests	—	—	120,240	—	—	(120,240)	—
Cash contributed from noncontrolling interests	—	—	—	—	—	125	125
Cash distributed to noncontrolling interests	—	—	—	—	—	(41,171)	(41,171)
Allocation to redeemable noncontrolling interests and equity	—	—	2,637	—	—	—	2,637
Distributions declared ($0.63) per share	—	—	—	(127,582)	—	—	(127,582)
Balance, December 31, 2025	203,294,060	$2,033	$2,546,562	$(1,071,835)	$(132,496)	$567,168	$1,911,432
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands, except per share amounts

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(35,185)	$27,609	$(118,453)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	160,925	143,967	146,255
Gain on disposition of property and extinguishment of debt, net	(2,375)	(73,510)	(14,056)
Net realized loss upon sale of marketable securities	—	5,015	1,675
Net unrealized change in fair value of marketable securities	—	—	(5,703)
Straight line rent	(7,648)	(4,793)	(5,069)
Provision for impairment of real estate	286	21,135	—
Loss from unconsolidated real estate affiliates and fund investments	2,256	13,713	10,815
Payment for interest rate cap	(8,225)	—	—
Distributions received from unconsolidated affiliates and fund investments	12,454	16,119	19,829
Non-cash impact related to the DST Program	(18,816)	(38,333)	68,815
Performance fee	—	—	(6,969)
Net changes in assets, liabilities and other	28,084	161	2,732
Net cash provided by operating activities	131,756	111,083	99,871
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(436,903)	(110,686)	(124,170)
Proceeds from sales of real estate investments and fixed assets	18,296	293,744	65,231
Capital improvements and lease commissions	(55,120)	(51,256)	(41,632)
Investment in unconsolidated real estate affiliates and fund investments	(10,699)	(1,185)	(1,426)
Deposits for investments under contract	—	—	(1,200)
Investment in marketable securities	—	(8,747)	(29,857)
Proceeds from sale of marketable securities	—	53,932	27,867
Investment in mortgage notes receivable	(1,800)	(38,402)	(93,798)
Proceeds from mortgage notes receivable	102,000	—	—
Distributions received from unconsolidated affiliates and fund investments	256	7,856	—
Cash received related to restructuring of Single-Family Rental Portfolio I	61,319	—	—
Cash payments related to restructuring of Single-Family Rental Portfolio I	(2,000)	—	—
Net cash (used in) provided by investing activities	(324,651)	145,256	(198,985)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	239,335	163,574	153,901
Proceeds from DST Program	598,665	566,235	318,533
Offering costs	(25,837)	(24,352)	(23,968)
Repurchase of shares	(391,489)	(430,780)	(367,093)
Distributions to stockholders	(51,939)	(46,214)	(45,705)
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(93,302)	(41,387)	(22,913)
Contributions received from noncontrolling interests	165	197	41
Draws on credit facility	380,000	171,000	390,000
Payments on credit facility	(378,000)	(548,000)	(155,000)
Proceeds from mortgage notes and other debt payable	185,460	133,035	23,900
Principal payments on mortgage notes and other debt payable	(222,646)	(202,177)	(160,764)
Payment on early extinguishment of debt	(519)	(630)	—
Debt issuance costs	(5,160)	(985)	(581)
Net cash provided by (used in) financing activities	234,733	(260,484)	110,351
Net increase (decrease) in cash, cash equivalents and restricted cash	41,838	(4,145)	11,237
Cash, cash equivalents and restricted cash at the beginning of the year	110,660	114,805	103,568
Cash, cash equivalents and restricted cash at the end of the year	$152,498	$110,660	$114,805
Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to Consolidated Statements of Cash Flows
Cash and cash equivalents	$103,397	$85,833	$87,887
Restricted cash	48,974	24,827	26,918
Restricted cash included in assets held for sale	127	—	—
Cash, cash equivalents and restricted cash at the end of the period	$152,498	$110,660	$114,805

Supplemental disclosure of cash flow information:
Interest paid	$137,583	$125,550	$124,905
Non-cash activities:
Write-offs of receivables	$23	$375	$259
Write-offs of retired assets and liabilities	46,268	39,302	35,722
Change in liability for capital expenditures	(941)	(2,648)	(4,652)
Net liabilities transferred at sale of real estate investments	(82)	679	230
Net liabilities assumed at acquisition	1,628	101	228
Change in issuance of common stock receivable and redemption of common stock payable	1,070	(1,334)	654
Change in accrued offering costs	23,816	(3,282)	(3,569)
Assumption of mortgage notes payable	—	(26,191)	—
Investments in real estate and settlement of financing obligations in exchange for OP Units	388,035	224,210	355,482
Net assets consolidated in exchange of real estate fund investment	236,504	—	—
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
JLL Income Property Trust, Inc., is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of healthcare, industrial, residential, retail and other properties and real estate-related assets located in the United States. Over time our real estate portfolio may be further diversified on a global basis through the acquisition of properties and real estate-related assets outside of the United States. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of December 31, 2025, we owned interests in a total of 140 properties and 2,440 single-family rental houses located in 27 states.
We own substantially all of our assets through JLLIPT Holdings, LP, a Delaware limited partnership (our “operating partnership”), of which we are a limited partner. JLLIPT Holdings GP, LLC, our wholly owned subsidiary, is the sole general partner. The use of our operating partnership to hold substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). By using an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his or her property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership ("OP Units") and defer taxation of gain until the OP Units are disposed of in a taxable transaction. As of December 31, 2025, we raised aggregate proceeds from the issuance of OP Units in our operating partnership of $1,097,417, and owned directly or indirectly 71.5% of the OP Units of our operating partnership. The remaining 28.5% of the OP Units are held by third parties.
On October 1, 2012, we commenced our initial public offering of common stock and since that time we have offered shares of our common stock in various public offerings registered with the Securities and Exchange Commission (the "SEC"). On June 6, 2025, our most recent public offering (the "Current Public Offering") of up to $1,500,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock was declared effective by the SEC. As of December 31, 2025, we have raised aggregate gross proceeds from the sale of shares of our common stock in our public offerings of approximately $4,300,000, with approximately $124,200 raised in the Current Public Offering. We intend to continue to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering.
In addition to our public offerings, on March 3, 2015, we commenced a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated thereunder of up to $350,000 in shares of our Class N (formerly Class D) common stock with an indefinite duration (the "Class N Private Offering"). As of December 31, 2025, we have raised aggregate gross proceeds of $98,188 in the Class N Private Offering.
On October 7, 2025, we commenced a continuous private offering (the "Continuous Private Offering") of four new classes of common stock, each with par value $0.01 per share: Class D, Class I, Class S, and Class Z common stock. The Continuous Private Offering is exempt from registration under the Securities Act pursuant to Rule 506(b) of Regulation D. In connection with the Continuous Private Offering, we (i) renamed our previous Class D common stock as Class N common stock; (ii) renamed Class D OP Units as Class N OP Units, Class A OP Units as Class S OP Units, Class A-I OP Units as Class D OP Units, Class M OP Units as Class Z OP Units, and Class M-I OP Units as Class I OP Units; and (iii) updated our DST Program so that Class S OP Units, Class D OP Units, Class Z OP Units and Class I OP Units may be issued in exchange for DST interests and that subsequently Class D shares, Class I shares, Class S shares and Class Z shares may be issued in exchange for such OP Units. As of December 31, 2025, we have raised aggregate gross proceeds of $6,696 in the Continuous Private Offering.
In addition, on October 16, 2019, we, through our operating partnership, initiated a program (the “DST Program”), and on August 6, 2024, our board of directors approved an increase to raise up to a total of $3,000,000 in private placements exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts ("DSTs") holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of December 31, 2025, we have raised approximately $2,300,000 of aggregate gross proceeds from our DST program.

From our inception to December 31, 2025, we have received approximately $7,583,000 in gross offering proceeds from various public and private offerings of shares of our common stock, issuance of OP Units as well as gross proceeds from our DST Program.
As of December 31, 2025, 79,656,280 shares of Class A common stock, 19,403,439 shares of Class M common stock, 2,668,862 shares of Class A-I common stock, 98,568,618 shares of Class M-I common stock, 0 shares of Class D common stock, 272,469 shares of Class I common stock, 11,133,373 shares of Class N common stock, 317,022 Class S common stock, and 0 Class Z common stock were outstanding and held by a total of 19,721 stockholders.
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
LaSalle is a wholly owned, but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of December 31, 2025, JLL and its affiliates owned an aggregate of 2,521,801 Class M-I shares and 8,726,003 Class N shares, all of which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a value as of December 31, 2025 of approximately $126,589.
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
As of December 31, 2025, our VIEs include The District at Howell Mill, Grand Lakes Marketplace, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, 15890 Bernardo Center Drive and Single-Family Rental Portfolio I and II due to the joint venture structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us. As of December 31, 2025, the total assets and liabilities of our consolidated VIEs were $1,014,556 and $513,813, respectively, compared to $368,507 and $123,026, respectively, as of December 31, 2024. The liabilities of these VIEs include mortgage notes payable specifically related to the real estate investments of these VIEs. Such amounts are included in our Consolidated Balance Sheets.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs and our operating partnership. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of December 31, 2025, noncontrolling interests represented the minority members’ proportionate share of the equity of the entities listed above as VIEs.
Redeemable noncontrolling interests represent noncontrolling interests that are redeemable at the option of the holder or in circumstances out of our control and therefore are accounted for as temporary equity. The carrying amount of the redeemable noncontrolling interests is adjusted over time on an accretive basis to reflect the fair value at the time the noncontrolling interest becomes redeemable by the holder. Changes in the redemption value of redeemable noncontrolling interest are recorded as an allocation of retained earnings on our Consolidated Statements of Equity. We have redeemable noncontrolling interest that related to Grand Lakes Marketplace, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, 15890 Bernardo Center Drive and Single-Family Rental Portfolio I and II as of December 31, 2025. As of December 31, 2025, $29,572 related to these third party joint ventures was included in Redeemable noncontrolling interests on our Consolidated Balance Sheet of which $8,584 is immediately puttable by the holder of the noncontrolling interest.

Certain of our joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of its outside joint venture partners.
The carrying amount of our noncontrolling interests reflected in equity are as follows as of December 31:

	2025	2024
Interests in the partnership equity of the operating partnership	$563,394	$396,090
Noncontrolling interest in consolidated joint ventures	3,774	3,897
Total noncontrolling interests reflected in equity	$567,168	$399,987
Redeemable equity interests represent common shares that are redeemable at the option of the holder under conditions out of our control and therefore are accounted for as temporary equity. The carrying value of the redeemable equity interest will be reported at the higher of the carrying basis or the current fair value of the shares held as redeemable equity. Changes in redemption value of redeemable equity are recorded as an allocation of additional paid in capital on our Consolidated Statements of Equity. We have redeemable equity related to 8,726,003 of Class N shares.
Investments in Real Estate
Real estate assets are stated at cost. Our real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow over the expected hold period is less than its carrying value in accordance with the authoritative guidance on accounting for the impairment or disposal of long-lived assets. To the extent impairment has occurred, the excess of the carrying value of the asset over its estimated fair value will be charged to operations. The valuation adjustments were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change in the future. If our strategy changes or if market conditions otherwise dictate a change in the holding period and an exit date, an impairment loss could be recognized and such loss could be material. When we have committed to a plan to sell a property that is available for immediate sale, have the necessary approvals and marketing in place, and believe that the sale of the property is probable the assets selected for disposal will be classified as held-for-sale and carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Carrying values are reassessed at each balance sheet date. Due to market fluctuation, actual proceeds realized on the ultimate sale of these properties may differ from estimates and such differences could be material. Depreciation and amortization cease once a property is classified as held-for-sale. For our consolidated properties we recorded impairment charges of $286 related to individual homes within our Single-Family Rental Portfolio I for the year ended December 31, 2025 and $9,635 related to 180 North Jefferson and $11,500 related to AQ Rittenhouse for the year ended December 31, 2024 and no impairment charges for the year ended December 31, 2023.
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
We evaluate the carrying values of our investments in unconsolidated real estate affiliates accounted for under the equity method, excluding our investment under the fair value option, in accordance with the authoritative guidance on the equity method of accounting for investments in common stock. We analyze our investments in unconsolidated real estate affiliates when circumstances change and at every reporting period and determine if an “other-than-temporary” impairment exists and, if so, we assess our ability to recover our carrying cost of the investment. During the years ended December 31, 2025, 2024 and 2023, we concluded that an other than temporary decline in value exists in our investment in Pioneer Tower and recognized an impairment charge of $917, $21,100, and $18,904, respectively.
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
Rental Revenue Recognition
Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Straight-line rent revenue (representing rents recognized prior to being billed and collectible as provided by the terms of the leases) caused net increases to rent revenue of $7,648, $4,857 and $5,069 for the years ended December 31, 2025, 2024 and 2023, respectively. Also included, as an increase to rent revenue, for the years ended December 31, 2025, 2024 and 2023, are $4,321, $4,573 and $4,231, respectively, of net amortization related to above- and below-market in-place leases at properties acquired as provided by authoritative guidance on goodwill and intangible assets. Tenant recoveries are recognized as revenues in the period the applicable costs are incurred.
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
Restricted Cash
Restricted cash includes amounts established pursuant to various agreements for loan escrow accounts, loan commitments and property sale proceeds. At December 31, 2025 and 2024, our restricted cash balance on our Consolidated Balance Sheets was primarily related to loan escrow amounts and subscriptions received in advance.
Deferred Expenses
Deferred expenses consist of lease commissions. Lease commissions are capitalized and amortized over the term of the related lease as a component of depreciation and amortization expense. Accumulated amortization of deferred expenses at December 31, 2025 and 2024 was $15,635 and $11,801, respectively.
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
The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include, among other factors, the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement). As of December 31, 2025 and 2024, we have allocated no value to customer relationships. We amortize the value of in-place leases to expense over the weighted average lease term of the respective leases, which generally range from one to 10 years.
Purchase price has been allocated to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $153,849 and $159,737 at December 31, 2025 and 2024, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $21,481 and $21,077 at December 31, 2025 and 2024, respectively, on the accompanying Consolidated Balance Sheets. Our amortizing intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. According to authoritative guidance, an amortizing intangible asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value. To the extent impairment has occurred, the excess of the carrying value of the amortizing intangible asset over its estimated fair value will be charged to operations.
Future amortization related to amortizing acquired intangible assets and liabilities as of December 31, 2025 is as follows:

	Acquired in- place leases	Acquired above- market leases	Below-market ground lease	Acquired below- market leases
2026	$33,408	$1,848	$15	$(5,967)
2027	31,658	1,909	15	(5,639)
2028	29,914	1,811	15	(4,848)
2029	26,819	1,747	15	(4,582)
2030	22,131	1,575	15	(4,007)
Thereafter	66,454	6,166	169	(13,766)
	$210,384	$15,056	$244	$(38,809)
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
We evaluate uncertain tax positions in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification 740, Income Taxes. Based upon our current evaluation, we have concluded that there are no significant uncertain tax positions relevant to the jurisdictions where we are required to file income tax returns requiring recognition in the consolidated financial statements at December 31, 2025, 2024, and 2023. We are not subject to federal income tax examinations for tax years prior to 2022.
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
Real estate fund investments accounted for under the fair value option are stated at the fair value of our ownership in the fund. The fair value is recorded based upon changes in the NAV of the limited partnership as determined from the financial statements of the real estate fund. During the years ended December 31, 2025 and 2024, we recorded a net unrealized loss in fair value classified within the Level 3 category of $900 and $877, respectively, which related to our investments in the NYC Retail Portfolio (as defined below) and the Single-Family Rental Portfolio I (see Note 4-Unconsolidated Real Estate Affiliates and Fund Investments).
During the year ended December 31, 2025, we recorded an impairment charge in our unconsolidated investment in Pioneer Tower within the Level 3 category of $917 utilizing a capitalization rate of 7.5% and a discount rate of 10% to reflect our investment at its estimated fair value and during the year ended December 31, 2024, we recorded an impairment charge of $21,100 utilizing a capitalization rate of 7.0% and a discount rate of 8.25% to reflect our investment at its estimated fair value.
During the year ended December 31, 2025, we recorded impairment charges totaling $286 on individual homes within our Single-Family Rental Portfolio I within the Level 2 category related to six homes being held for sale and listed for sale at values below our current carrying value.
During the year ended December 31, 2024, we recorded an impairment charge related to AQ Rittenhouse within the Level 3 category of $11,500 utilizing a capitalization rate of 5.5% and a discount rate of 7.25% to reflect our investment at its estimated fair value.

During the year ended December 31, 2024, we recorded an impairment charge related to 180 North Jefferson within the Level 3 category of $9,635 utilizing a capitalization rate of 5.5% and a discount rate of 7.5% to reflect our investment at its estimated fair value.
Commencing on October 1, 2023, we have elected the fair value option for DST Programs launching after that date. The estimate of fair value of financing obligations takes into consideration various factors including the current DST Property values and master lease payments to DST investors. The inputs used in estimating the fair value of these financial liabilities are considered Level 3. As of December 31, 2025 and 2024, $1,174,938 and $574,357, respectively, of our financial obligation was measured at fair value and we have recorded a net unrealized loss on financing obligation in the amount of $44,592 and $5,758 during the years ended December 31, 2025 and 2024.
We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our mortgage notes and other debt payable, including amounts included as held for sale, using level two inputs was approximately $67,827 lower and $104,270 lower than the aggregate carrying amounts at December 31, 2025 and 2024, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon extinguishment of our mortgage notes and other debt payable.
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
As of December 31, 2025, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$388,000
Interest Rate Swaps	6	362,000
Interest Rate Collars	3	350,000
The fair value of our interest rate derivatives represent net assets of $444 and $5,575 at December 31, 2025 and 2024, respectively.
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
Ground Lease
As of December 31, 2025, we have a single ground lease arrangement for which we are the lessee and recorded a right-of-use asset within prepaid expenses and other assets on our Consolidated Balance Sheets in the amount of $1,949 and a lease liability within accounts payable and other liabilities on our Consolidated Balance Sheets in the amount of $2,232.

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
Recent Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which provides improvements to annual income tax disclosures by enhancing the transparency. We have elected to be taxed as a REIT and, accordingly, are not subject to federal income taxes on our taxable income at the REIT level to the extent such income is distributed to our shareholders annually. Taxable income from non-REIT corporate subsidiaries is subject to federal income taxes and such amounts are not material. As such, the adoption of this ASU did not impact our consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires additional disclosure of the nature of expenses included in the income statement. The effective date will be for the fiscal years beginning after December 15, 2026.. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements and footnotes.
NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the healthcare, industrial, residential, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. All references to square footage and units are unaudited. The following table provides information regarding the consolidated properties acquired during the years ended December 31, 2025, 2024 and 2023:

Property Name	Property Type	Acquisition Date	Price	Square Footage / Units	Location
2025 Acquisitions
Richmond Distribution Center	Industrial	March 5, 2025	$40,700	279,000	Richmond, VA
Naperville Medical Center	Healthcare	March 28, 2025	16,250	39,000	Naperville, IL
Glendale Distribution Center	Industrial	July 29, 2025	140,200	1,024,000	Glendale, AZ
West Raleigh Distribution Center	Industrial	September 10, 2025	190,200	985,000	Apex, NC
3000 University Center Drive	Healthcare	December 12, 2025	21,050	133,000	Tampa, FL
Westbury Square	Retail	December 22, 2025	32,400	123,000	Huntsville, AL
2024 Acquisitions
Creekview Crossing	Residential	February 29, 2024	$61,250	183 units	Sherwood, OR
Single-Family Rental Portfolio II	Single Family Homes	Various	26,042	91 homes	Various
Minneapolis Distribution Center	Industrial	November 19, 2024	66,500	443,000	Maple Grove, MN
2023 Acquisitions
Single-Family Rental Portfolio II	Single Family Homes	Various	$40,709	140 homes	Various
Louisville Logistics	Industrial	April 20, 2023	81,500	1,043,000	Shepherdsville, KY

We allocated the purchase price for our recent acquisitions in accordance with authoritative guidance as follows:

	2025 Acquisitions	2024 Acquisitions	2023 Acquisitions
Land	$35,460	$17,583	$16,438
Building and equipment	345,686	120,426	94,214
In-place lease intangible (acquired intangible assets)	63,522	12,244	15,483
Above-market lease intangible (acquired intangible assets)	6,438	1	—
Below-market lease intangible (acquired intangible liabilities)	(7,200)	(2,448)	(4,053)
Debt discount on assumed mortgage loan payable	—	7,620	—
	$443,906	$155,426	$122,082
Amortization period for intangible assets and liabilities	3 months - 15 years	6 months - 31 years	6 months - 10 years
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

April 23, 2025
Land	$128,985
Building and equipment	512,957
In-place lease intangible	4,260
Other assets	31,296
Total assets	$677,498

Mortgage notes and other debt payable, net	$402,646
Other liabilities	6,332
Total liabilities	$408,978
Impairment of Investment in Real Estate
During the year ended December 31, 2025, in accordance with authoritative guidance for impairment of long-lived assets, we recorded impairment charges totaling $286 on individual homes within our Single-Family Rental Portfolio I related to six homes being held for sale and listed for sale at values below our current carrying value.
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

2025 Dispositions
On January 15, 2025, we sold 237 Via Vera Cruz located in San Marcos, California for $16,200 less closing costs. In connection with the disposition, the mortgage loan associated with the property of $13,100 was retired. We recorded a gain on the sale of the property in the amount of $2,108 and a loss on the extinguishment of debt of $92.
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
Held for Sale
As of December 31, 2025, Dylan Point Loma and three single-family houses were classified as held for sale. Dylan Point Loma and was sold on January 27, 2026 (see Note 14-Subsequent Events). As of December 31, 2025, our investments in real estate and other assets and liabilities held for sale were comprised of:

December 31, 2025
Land	$19,000
Building and equipment, net	59,048
Other assets, net	97
Total assets	$78,145

Mortgage notes and other debt payable, net	$37,169
Other liabilities	387
Total liabilities	$37,556

NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
In addition to investments in consolidated properties, we may make investments in real estate which are classified as unconsolidated real estate affiliates under GAAP. The residential sector includes multi-family properties and single-family rental homes.
Unconsolidated Real Estate Affiliates
The following represent our unconsolidated real estate affiliates as of December 31, 2025 and December 31, 2024:

				Carrying Amount of Investment
Property	Property Type	Location	Acquisition Date	December 31, 2025	December 31, 2024
Chicago Parking Garage	Other	Chicago, IL	December 23, 2014	$12,318	$12,886
Pioneer Tower	Healthcare	Portland, OR	June 28, 2016	38,970	42,663
The Tremont	Residential	Burlington, MA	July 19, 2018	22,346	21,416
The Huntington	Residential	Burlington, MA	July 19, 2018	8,953	8,541
Siena Suwanee Town Center	Residential	Suwanee, GA	December 15, 2020	30,293	30,651
Kingston at McLean Crossing	Residential	McLean, VA	December 3, 2021	24,400	32,167
Total				$137,280	$148,324
Summarized Combined Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	December 31, 2025	December 31, 2024
Net investments in real estate	$376,551	$384,850
Acquired intangible assets, net	7,760	7,951
Other assets	6,950	13,942
Total assets	$391,261	$406,743

Mortgage notes and other debt payable	$178,682	$180,964
Acquired intangible liabilities, net	449	879
Other liabilities	3,196	4,344
Total liabilities	182,327	186,187
Members’ equity	208,934	220,556
Total liabilities and members' equity	$391,261	$406,743

Company Investments in Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	December 31, 2025	December 31, 2024
Members’ equity	$208,934	$220,556
Less: other members' equity	(16,505)	(18,002)
Basis differential	(55,149)	(54,230)
Investments in unconsolidated real estate affiliates	$137,280	$148,324
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Total revenues	$35,926	$37,423	$37,237
Total operating expenses	25,550	25,069	25,069
Operating income	$10,376	$12,354	$12,168
Total other expenses	8,214	8,175	7,577
Net income	$2,162	$4,179	$4,591
Company Equity in Income of Unconsolidated Real Estate Affiliates—Equity Method Investments (Unaudited)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Net income of unconsolidated real estate affiliates	$2,162	$4,179	$4,591
Other members’ share of net income	(793)	(676)	(663)
Impairment of investments in unconsolidated real estate affiliates	(917)	(21,100)	(18,904)
Company equity in income (loss) of unconsolidated real estate affiliates	$452	$(17,597)	$(14,976)
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
NYC Retail Portfolio
On December 8, 2015, a wholly owned subsidiary of ours acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P, which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of December 31, 2025, the NYC Retail Portfolio owned six retail properties totaling approximately 1,790,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens and New Jersey. As of December 31, 2025, we have an unfunded commitment totaling $8,759.

As of December 31, 2025 and 2024, the carrying amount of our investment in the NYC Retail Portfolio was $58,721 and $60,403 respectively. During the year ended December 31, 2025 and 2024, we recorded decreases in fair value of our investment in the NYC Retail Portfolio of $12,161 and $11,463, respectively, and received no cash distributions. During the year ended December 31, 2025, we made capital contributions to totaling $10,479.
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
At acquisition on August 5, 2021, we made the election to account for our equity interest in the Single-Family Rental Portfolio I under the fair value option. Upon the restructure of our investment on April 23, 2025, we account for our 95% controlling interest under historical cost basis. As of December 31, 2024, the carrying amount of our investment in the Single-Family Rental Portfolio I was $273,926. During the period from January 1, 2025 through April 23, 2025, we recorded an increase in the fair value of our investment in the Single-Family Rental Portfolio I of $11,261 and incurred $2,506 in costs related to restructuring the joint venture. Also during the period from January 1, 2025 through April 23, 2025, we received distributions of income totaling $698 and we received return of capital distributions totaling $256, which reduced the carrying amount of our investment. During the year ended December 31, 2024, we recorded an increase in the fair value of our investment in the Single-Family Rental Portfolio I of 10,586. During the year ended December 31, 2024, we received distributions of income totaling $4,761. The cash distributions of income increased income from unconsolidated real estate affiliates. During the year ended December 31, 2024, we received return of capital distributions totaling $7,856 which reduced the carrying amount of our investments and we made capital contributions totaling $41.
Summarized Combined Balance Sheets—NYC Retail Portfolio Investment and Single-Family Rental Portfolio I—Fair Value Option Investment (Unaudited)

	December 31, 2025	December 31, 2024
Investment in real estate venture	$209,737	$1,555,770
Cash	220	31,250
Other assets	15	65,935
Total assets	$209,972	$1,652,955

Total liabilities	$53,173	$832,767
Partners' capital	156,799	820,188
Total liabilities and partners' capital	$209,972	$1,652,955
Summarized Statement of Operations—NYC Retail Portfolio Investment and Single-Family Rental Portfolio I—Fair Value Option Investment (Unaudited)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Total revenue	$26,443	$92,922	$95,643

Net investment (loss) income	$(237,179)	$36,508	$33,100
Net change in unrealized loss on investment in real estate venture	185,519	(50,161)	(42,414)
Net loss	$(51,660)	$(13,653)	$(9,314)

NOTE 5—MORTGAGE NOTES RECEIVABLE
Mortgage notes receivable, including related accrued interest receivable, consists of first mortgage loans originated by us and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes receivable are initially recorded at the amount advanced to the borrower less allowance for credit loss, if applicable. As of December 31, 2025, no allowance for credit loss has been recorded. Interest income is recognized monthly and includes the stated interest less the amortization of any financing costs. Mortgage note receivables that we enter into may include commitments to fund incremental amounts to our borrowers after the initial closing. Our mortgage notes receivable consist of the following as of December 31, 2025:

Loan Secured By	Location	Origination Date	Maturity Date	Loan Type	Interest Rate (SOFR +) (1)	Loan Amount	Unfunded Amount
Residential	Tomball, TX	December 20, 2024	December 15, 2027	Interest Only	3.00	$32,000	$—
________
(1)    One month term Secured Overnight Financing Rate ("SOFR").
During the year ending December 31, 2025, we received $102,000 upon the retirement of mortgage notes receivable which represented full payment of outstanding loan balances. In addition, during the year ending December 31, 2025 we collected exit fee revenue totaling $1,661 which is presented as Interest on mortgage notes receivable on our Consolidated Statement of Operations and Comprehensive Income.
NOTE 6—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2055 and consist of the following:

	Maturity/Extinguishment Date	Fixed / Floating	Interest Rate	Amount payable as of
				December 31, 2025	December 31, 2024
Mortgage notes payable (1)(2)	June 1, 2026 - June 1, 2055	Fixed / Floating	2.41% - 6.16%	$1,468,211	$1,126,986
Revolving line of credit	April 28, 2026	Fixed / Floating	5.15	85,000	83,000
Term loan	April 28, 2027	Fixed	4.77	400,000	400,000
TOTAL				$1,953,211	$1,609,986
Net debt discount on assumed debt and debt issuance costs				(23,100)	(21,450)
MORTGAGE NOTES AND OTHER DEBT PAYABLE, NET				$1,930,111	$1,588,536

Dylan Point Loma (3)				$37,169	$—
237 Via Vera Cruz (4)				—	11,806
MORTGAGE NOTES AND OTHER DEBT PAYABLE OF HELD FOR SALE PROPERTY				$37,169	$11,806
________
(1)    During the year ended December 31, 2025, we repaid the mortgage notes payable related to Miramont Apartments, Pinecone Apartments, DFW Distribution Center, Skokie Commons, Louisville Distribution Center, AQ Rittenhouse and Timberland Town Center in the amounts of $26,023, $23,881, $17,720, $21,767, $52,250, $26,370 and $18,212, respectively.
(2)    During the year ended December 31, 2025, we entered into mortgage notes payable related to Single-Family Rental Portfolio I, Glendale Distribution Center, Montecito Marketplace, West Phoenix Distribution Center and West Raleigh Distribution Center in the amounts of $387,620, $50,000, $37,710, $62,000 and $35,750, respectively.
(3)    The property associated with this mortgage note payable was classified as held for sale as of December 31, 2025.
(4)    The property associated with this mortgage note payable was classified as held for sale as of December 31, 2024.
We have recognized a premium or discount on debt we assumed with the following property acquisitions, the remaining premium or discount is as follows as of December 31, 2025:

Property	Debt Premium (Discount)	Effective Interest Rate
The District at Howell Mill	$(271)	6.34%
South San Diego Distribution Center	1,880	3.18
Molly Brook on Belmont	(10,405)	5.90
Creekview Crossing	(6,877)	5.93
Net debt discount on assumed debt	$(15,673)

Aggregate future principal payments of mortgage notes payable and other debt payable are as follows, net of held for sale:

Year	Amount
2026	$242,257
2027	447,349
2028	536,118
2029	84,200
2030	275,855
Thereafter	367,432
Total	$1,953,211

Land, buildings, equipment and acquired intangible assets related to the mortgage notes payable, with an aggregate cost of approximately $3,400,000 and $2,716,000 at December 31, 2025 and 2024, respectively, have been pledged as collateral, and are not available to satisfy our debts and obligations unless first satisfying the mortgage note payable on the property. As our mortgage notes mature, we will explore refinancing and paying off the loans as well as full or partial sales of the properties. To accomplish these refinancings and pay downs, we would use cash on hand, cash from future property operations and capital from the proceeds of the Current Public Offering and the DST Program.
Credit Facility
On April 28, 2022, we entered into a credit agreement providing for a $1,000,000 revolving line of credit and unsecured term loan (collectively, the "Credit Facility") with a syndicate of nine lenders led by JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Capital Markets LLC, Wells Fargo Securities, LLC and Capital One, National Association. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. The $1,000,000 Credit Facility consists of a $600,000 revolving line of credit (the “Revolving Credit Facility”) and a $400,000 term loan (the “Term Loan”). The primary interest rate for the Revolving Credit Facility is based on one-month term SOFR plus 0.10% (“Adjusted Term SOFR”), plus a margin ranging from 1.30% to 2.00%, depending on our total leverage ratio. The primary interest rate for the Term Loan is based on Adjusted Term SOFR, plus a margin ranging from 1.25% to 1.95%, depending on our total leverage ratio. The maturity date of the Revolving Credit Facility was extended to April 28, 2026 and the Term Loan matures on April 28, 2027. The Credit Facility contains one additional twelve-month extension option at our election. Based on our current total leverage ratio, we can elect to borrow at Adjusted Term SOFR plus 1.35% and Adjusted Term SOFR plus 1.30% for the Revolving Credit Facility and Term Loan, respectively, or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) Adjusted Term SOFR plus 1.00%, plus (ii) a margin ranging from 0.30% to 1.00% for base rate loans under the Revolving Credit Facility or a margin ranging from 0.25% to 0.95% for base rate loans under the Term Loan. If the “base rate” is less than 1.00%, it will be deemed to be 1.00% for purposes of the Credit Facility. We intend to use the Revolving Credit Facility to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or financial condition of the Company taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of December 31, 2025, we believe no material adverse effects had occurred. We expect to utilize our cash on hand and Credit Facility capacity to extinguish mortgage notes maturing in 2026, fund redemptions and other general corporate needs.
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

At December 31, 2025, we had $85,000 outstanding under the Revolving Credit Facility at Adjusted Term SOFR plus 1.35% and $400,000 outstanding under the Term Loan at Adjusted Term SOFR plus 1.30%. We entered into swap and collar agreements for $650,000 of the Credit Facility to fix the floating rate SOFR at an average of 3.87% (all in rate of 5.17% to 5.22% at December 31, 2025). The interest rate swap and collar agreements mature on April 28, 2027. At December 31, 2024, we had $83,000 outstanding under the Revolving Credit Facility at Adjusted Term SOFR plus 1.55% and $400,000 outstanding under the Term Loan at Adjusted Term SOFR plus 1.50%.
On March 12, 2026, we entered into an amended credit agreement providing for a $1,000,000 revolving line of credit and unsecured term loan (collectively, the “Amended Credit Facility”) with a syndicate of ten lenders led by JPMorgan Chase Bank. The Amended Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. The $1,000,000 Amended Credit Facility consists of a $600,000 revolving credit facility (the “Revolving Credit Facility”) and a $400,000 term loan (the “Term Loan”). The primary interest rate for the Revolving Credit Facility is based on one-month SOFR (“Term SOFR”), plus a margin ranging from 1.25% to 1.95%, depending on our total leverage ratio. The primary interest rate for the Term Loan is based on Term SOFR, plus a margin ranging from 1.20% to 1.90%, depending on our total leverage ratio. The maturity date of both the Revolving Credit Facility and the Term Loan is March 13, 2028. The credit facility contains three, twelve-month extension options at our election. Based on our current total leverage ratio, we can elect to borrow at Term SOFR plus 1.30% and Term SOFR plus 1.25% for the Revolving Credit Facility and Term Loan, respectively, or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank, N.A., and (c) Adjusted Term SOFR plus 1.0%, plus (ii) a margin ranging from 0.30% to 0.95% for base rate loans under the Revolving Credit Facility or a margin ranging from 0.20% to 0.90% for base rate loans under the Term Loan. If the “base rate” is less than 0.0%, it will be deemed to be 0.0% for purposes of the Credit Facility.
Covenants
At December 31, 2025, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at December 31, 2025 and December 31, 2024 were $17,951 and $15,808, respectively.

NOTE 7—COMMON STOCK AND OP UNITS
We have nine classes of common stock: Class A, Class M, Class A-I, Class M-I, Class D, Class I, Class N, Class S, and Class Z. Effective October 7, 2025, fees payable to LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor and the dealer manager for our offerings (the "Dealer Manager"), with respect to each outstanding share of each class, as a percentage of NAV, are as follows:

	Selling Commission (1)	Annual Stockholder Servicing Fee (2)
Class A Shares	up to 3.0%	0.85%
Class M Shares	—	0.30%
Class A-I Shares	up to 1.5%	0.30%
Class M-I Shares	—	None
Class D Shares (3)	up to 1.5%	0.30%
Class I Shares (3)	—	None
Class N Shares (3)	up to 1.0%	None
Class S Shares (3)	up to 3.0%	0.85%
Class Z Shares (3)	—	0.30%
________
(1)     Selling commissions are paid on the date of sale of our common stock.
(2)     We accrue for future stockholder servicing fees at the time such shares are sold as an offering cost on our Consolidated Balance Sheet. For Class A, Class M and Class A-I shares, we accrue for future stockholder servicing fees up to the 10% regulatory limit. For Class D, Class S and Class Z shares, we accrue for future stockholder servicing fees based on the estimated life of the shares held by stockholders of such share classes as of December 31, 2025.. For NAV calculation purposes, stockholder servicing fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee. Each Class A, Class M and Class A-I share sold in a public offering will automatically convert into the number of Class M-I shares based on the then-current applicable NAV of each class on the date following the termination of the primary portion of such public offering in which we, with the assistance of the Dealer Manager, determine that total underwriting compensation paid with respect to such public offering equals 10% of the gross proceeds from the primary portion of such public offering.
(3)     Shares of Class D, I, N, S, and Z common stock are only being offered pursuant to a private offering.
The selling commissions and stockholder servicing fees are offering costs and are recorded as a reduction of additional paid in capital.
Common Stock
The following tables shows the shares authorized as well as the transactions for each of our classes of common stock for the years ending December 31, 2025, 2024 and 2023 and the shares issued and outstanding as of December 31, 2025, 2024, and 2023. All share classes have a par value of $0.01 per share.

	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Class I Shares	Class N Shares	Class S Shares	Class Z Shares
Shares authorized	200,000,000	200,000,000	200,000,000	200,000,000	250,000,000	250,000,000	200,000,000	250,000,000	250,000,000

Balance, December 31, 2022	113,645,166	26,170,260	4,950,208	95,803,409	—	—	3,023,025	—	—
Issuance of common stock	6,590,900	1,878,863	138,481	9,250,923	—	—	—	—	—
Repurchase of shares	(11,972,300)	(1,324,769)	(620,671)	(12,778,391)	—	—	(615,655)	—	—
Stock based compensation	—	—	—	30,428	—	—	—	—	—
Share conversions	(583,047)	(124,958)	61,799	645,239	—	—	—	—	—
Balance, December 31, 2023	107,680,719	26,599,396	4,529,817	92,951,608	—	—	2,407,370	—	—
Issuance of common stock	7,624,734	2,302,983	120,294	10,855,731	—	—	—	—	—
Repurchase of shares	(17,982,564)	(2,537,881)	(1,576,811)	(14,001,999)	—	—	—	—	—
Stock based compensation	—	—	—	29,118	—	—	—	—	—
Share conversions	(8,185,178)	(5,902,461)	(90,875)	14,164,561	—	—	—	—	—
Balance, December 31, 2024	89,137,711	20,462,037	2,982,425	103,999,019	—	—	2,407,370	—	—
Issuance of common stock	6,504,130	1,542,163	98,911	9,826,183	—	272,469	8,726,003	317,022	—
Repurchase of shares	(15,820,200)	(2,460,473)	(270,137)	(15,741,061)	—	—	—	—	—
Stock based compensation	—	—	—	36,387	—	—	—	—	—
Share conversions	(165,361)	(140,288)	(142,337)	448,090	—	—	—	—	—
Balance, December 31, 2025	79,656,280	19,403,439	2,668,862	98,568,618	—	272,469	11,133,373	317,022	—
Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan and as stock compensation, for the years ending December 31, 2025, 2024 and 2023 were as follows:

	December 31, 2025		December 31, 2024		December 31, 2023
	# of shares	$ Amount	# of shares	$ Amount	# of shares	$ Amount
Class A Shares	6,504,130	$74,382	7,624,734	$90,212	6,590,900	$89,549
Class M Shares	1,542,163	17,555	2,302,983	27,032	1,878,863	25,403
Class A-I Shares	98,911	1,122	120,294	1,413	138,481	1,829
Class M-I Shares	9,862,570	112,359	10,884,849	128,151	9,281,351	125,937
Class I Shares	272,469	3,092	—	—	—	—
Class N Shares	8,726,003	100,000	—	—	—	—
Class S Shares	317,022	3,635	—	—	—	—
Total		$312,145		$246,808		$242,718
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

Year ending December 31,	Class A	Class M	Class A-I	Class M-I	Class N	Total Dollar of Repurchases
2023	11,972,300	1,324,769	620,671	12,778,391	615,655	$367,709
2024	17,982,564	2,537,881	1,576,811	14,001,999	—	430,461
2025	15,820,200	2,460,473	270,137	15,741,061	—	391,545

Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock and OP Units may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the years ended December 31, 2025, 2024, and 2023, we issued 6,684,456 shares of common stock for $75,643, 6,884,872 shares of common stock for $80,600 and 6,117,974 shares of common stock for $80,644, respectively, under the distribution reinvestment plan.
Operating Partnership Units
Our operating partnership will issue OP Units to DST investors upon exercising its fair market value purchase option in exchange for their beneficial interests in such DST Properties, which are recorded as financing obligations (see Note 8-DST Program). Our operating partnership may also issue OP Units in connection with certain acquisitions from third parties. After a one-year holding period, holders of OP Units generally have the right to cause our operating partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both. During the years ended December 31, 2025, 2024, and 2023, we issued a total of 34,207,311 OP Units with a value of $388,034, a total of 18,489,300 OP Units with a value of $224,210 and a total of 26,674,800 OP Units with a value of $356,803, respectively. During the years ended December 31, 2025, 2024, and 2023, we redeemed a total of 4,450,784 OP Units with a value of $50,675, a total of 968,932 OP Units with a value of $11,282 and a total of 678,065 OP Units with a value of $8,897, respectively.
Distributions Declared
The distributions declared per share for each of our classes of common stock for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Distributions	Distributions Paid (1)(2)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class I	Class N	Class S
3/25/2025	$0.15750	$0.13315	$0.14894	$0.14891	$0.15750	$—	$0.15750	$—
6/24/2025	0.15750	0.13271	0.14887	0.14850	0.15750	—	0.15750	—
9/23/2025	0.15750	0.13289	0.14885	0.14894	0.15750	—	0.15750	—
12/23/2025	0.15750	0.13272	0.14877	0.14890	0.15750	0.15750	0.15750	0.14651
Total	$0.63000	$0.53147	$0.59543	$0.59525	$0.63000	$0.15750	$0.63000	$0.14651

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class I	Class N	Class S
3/25/2024	$0.14500	$0.12210	$0.13652	$0.13669	$0.14500	$—	$0.14500	$—
6/24/2024	0.15750	0.13561	0.14941	0.15030	0.15750	—	0.15750	—
9/23/2024	0.15750	0.13613	0.14951	0.15069	0.15750	—	0.15750	—
12/23/2024	0.15750	0.13571	0.14923	0.15061	0.15750	—	0.15750	—
Total	$0.61750	$0.52955	$0.58467	$0.58829	$0.61750	$—	$0.61750	$—

	Distributions	Distributions Paid (1)
Record Date	Declared	Class A	Class M	Class A-I	Class M-I	Class I	Class N	Class S
3/24/2023	$0.14500	$0.11884	$0.13532	$0.13693	$0.14500	$—	$0.14500	$—
6/23/2023	0.14500	0.11974	0.13555	0.13718	0.14500	—	0.14500	—
9/22/2023	0.14500	0.12007	0.13577	0.13731	0.14500	—	0.14500	—
12/22/2023	0.14500	0.12069	0.13595	0.13760	0.14500	—	0.14500	—
Total	$0.58000	$0.47934	$0.54259	$0.54902	$0.58000	$—	$0.58000	$—
________
(1)     Distributions paid are net of stockholder servicing fees applicable to each share class.
(2)    No distributions declared for private share classes D or Z as of December 31, 2025.

Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting and printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC, or in a private placement, and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Current Public Offering through June 6, 2025, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Current Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Current Public Offering period (other than selling commissions and stockholder servicing fees) as and when incurred. After the termination of the Current Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Current Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of December 31, 2025 and 2024, LaSalle has paid $3,049 and $2,821, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in accrued offering costs on the Consolidated Balance Sheets.
Earnings Per Share (“EPS”)
Basic per share amounts are based on the weighted average of shares outstanding of 219,247,509, 223,648,138 and 240,639,048 for the years ended December 31, 2025, 2024 and 2023, respectively. We have no dilutive or potentially dilutive securities.
We compute net loss per share for Class A, Class M, Class A-I, Class M-I, Class D, Class I, Class N, Class S, and Class Z common stock using the two-class method. Our Advisor may earn a performance fee (see Note 10-Related Party Transactions) which may impact the net income of each class of common stock differently. In periods where no performance fee is recognized in our Consolidated Statements of Operations and Comprehensive Income, the net loss per share will be the same for each class of common stock. No performance fee is recognized for the years ended December 31, 2025, 2024 and 2023.
Basic and diluted net income per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. We have not issued any dilutive or potentially dilutive securities, and thus the basic and diluted net income per share for a given class of common stock is the same for each period presented.

The following table sets forth the computation of basic and diluted net income per share for each class of our common stock with shares outstanding:

	Year Ended December 31, 2025
	Class A	Class M	Class A-I	Class M-I	Class I	Class N	Class S
Basic and diluted net loss per share:
Allocation of net income before advisory fees	$2,119	$499	$69	$2,522	$1	$278	$1
Allocation of advisory fees	12,077	2,847	392	14,391	5	1,581	4
Total	$(9,958)	$(2,348)	$(323)	$(11,869)	$(4)	$(1,303)	$(3)
Weighted average number of common shares outstanding	84,663,361	19,922,321	2,741,829	100,730,742	43,160	11,109,466	36,630
Basic and diluted net loss per share:	$(0.12)	$(0.12)	$(0.12)	$(0.12)	$(0.09)	$(0.12)	$(0.09)

	Year Ended December 31, 2024
	Class A	Class M	Class A-I	Class M-I	Class I	Class N	Class S
Basic and diluted net income per share:
Allocation of net income before advisory fees	$23,621	$5,971	$815	$22,166	$—	$572	$—
Allocation of advisory fees	14,803	3,745	512	13,888	—	358	—
Total	$8,818	$2,226	$303	$8,278	$—	$214	$—
Weighted average number of common shares outstanding	99,408,289	25,094,355	3,418,311	93,319,813	—	2,407,370	—
Basic and diluted net income per share:	$0.09	$0.09	$0.09	$0.09	$—	$0.09	$—

	Year Ended December 31, 2023
	Class A	Class M	Class A-I	Class M-I	Class I	Class N	Class S
Basic and diluted net loss per share:
Allocation of net loss before advisory fees	$(32,902)	$(7,830)	$(1,399)	$(28,065)	$—	$(868)	$—
Allocation of advisory fees	18,807	4,484	804	16,082	—	498	—
Total	$(51,709)	$(12,314)	$(2,203)	$(44,147)	$—	$(1,366)	$—
Weighted average number of common shares outstanding	111,359,347	26,519,408	4,745,546	95,073,260	—	2,941,487	—
Basic and diluted net loss per share:	$(0.46)	$(0.46)	$(0.46)	$(0.46)	$—	$(0.46)	$—

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
The sale of beneficial interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by the operating partnership and as such, the property will remain on our books and records. The proceeds received from each DST offering will be accounted for as a financing obligation on the Consolidated Balance Sheets. Upfront costs for legal work and debt placement costs for the DST are reimbursed by DST investors and are accounted for as deferred loan costs and are netted against the financing obligation. As of December 31, 2025, there are no costs to be reimbursed.
Under the master lease, we are responsible for subleasing the DST Property to tenants, for covering all costs associated with operating the underlying DST Property, and for paying base rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes), the DST Properties are included in our consolidated financial statements, with the master lease rent payments accounted for as interest expense for programs launched prior to October 1, 2023. During the years ended December 31, 2025 and 2024, we recorded interest expense related to the master lease in the amounts of $14,129 and $28,365, respectively. We will record non-cash interest expense over the expected period until exercising of the fair market value purchase option for properties that have increased in fair value. We will recognize non-cash interest income (recorded as a reduction to interest expense) at exercise of the fair market value purchase option for properties that have decreased in fair value in addition to when properties have decreased in fair value following initial periods when the fair value has increased. For the years ended December 31, 2025 and 2024, we incurred non-cash interest expense of $8,855, and $5,775 respectively. For the years ended December 31, 2025 and 2024, we recorded non-cash interest income of $29,579 and $36,808, respectively.
Commencing on October 1, 2023, we have elected the fair value option for DST Programs launching after that date and as such the financial obligation will be remeasured on a recurring basis. We account for payments made to the DST under the master lease as a reduction of our financial obligations prior to remeasuring the fair value. During the years ended December 31, 2025 and 2024, we recorded $44,592, and $5,758 of net unrealized loss on financing obligations related to DST Programs for which we elected the fair value option which was inclusive of $42,684 and $13,058 of payments made under the master lease.
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
As of December 31, 2025, we have sold approximately $2,300,000 of interests related to the DST Program. As of December 31, 2025, the following properties are included in our DST Program:

Louisville Logistics Center	Grand Prairie Distribution Center	Kierland Village Center
140 Park Ave	Oak Street Lofts	Pinecone Apartments
47 National Way	Woodlawn Point	Miramont Apartments
Taunton Distribution Center	Woodside Trumbull Apartments	Glendale Distribution Center
Townlake of Coppell	Chandler Distribution Center	DFW Distribution Center
Haven North Andover	Jory Trail at the Grove	Skokie Commons
Elgin Distribution Center	Whitestone Market	Louisville Distribution Center

NOTE 9—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties, excluding those classified as held for sale and those from residential properties which are short term, generally 12 months or less, based on operating leases in place at December 31, 2025 are as follows:

Year	Amount
2026	$219,689
2027	201,229
2028	184,829
2029	162,414
2030	139,094
Thereafter	475,617
Total	$1,382,872
Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the years ended December 31, 2025, 2024 and 2023, no individual tenant accounted for greater than 10% of minimum base rents.
NOTE 10—RELATED PARTY TRANSACTIONS
Pursuant to the Advisory Agreement with LaSalle, we pay an annual fixed advisory fee of 1.25% of our NAV calculated daily. The Advisory Agreement allows for a performance fee to be earned for each share class based on the total return of that share class or OP Unit during the calendar year. The performance fee is calculated as 10% of the return in excess of 7% per annum. The term of our Advisory Agreement expires June 5, 2026, subject to an unlimited number of successive one-year renewals. Effective during the period from October 7, 2025 through December 31, 2026 (the “Waiver Period”), the Advisor has agreed to waive 20% of the fixed component of the advisory fees otherwise payable to the Advisor with respect to (i) the NAV of the operating partnership attributable to Class D, Class I, Class S and Class Z OP Units (corresponding to Class D, Class I, Class S and Class Z shares), and (ii) the NAV of any assets held by us outside of the Operating Partnership attributable to Class D, Class I, Class S and Class Z shares, effectively reducing the amount of such fixed component advisory fees from 1.25% to 1.0% of the applicable NAV over the Waiver Period. The Advisor will not seek payment of any such waived fees at any time in the future. The Waiver Period will end as of December 31, 2026, and will not be extended and following December 31, 2026 the fixed component of the advisor fee will be 1.25% of the applicable NAV of our operating partnership and us.
The fixed advisory fees for the years ended December 31, 2025, 2024 and 2023 were $40,893, $40,392 and $44,400, respectively. There were no performance fees for the years ended December 31, 2025, 2024 and 2023. Included in Advisor fees payable for the years ended December 31, 2025 and 2024 were $3,549 and $3,328 of fixed fee expense, respectively, and no performance fee expenses.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, for property management, construction management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the years ended December 31, 2025, 2024 and 2023, JLL Americas was paid $6,448, $3,543 and $2,603, respectively.
We pay the Dealer Manager selling commissions and stockholder servicing fees in connection with our offerings. For the years ended December 31, 2025, 2024 and 2023, we paid the Dealer Manager selling commissions and stockholder servicing fees totaling $12,239, $11,899 and $13,969, respectively. A majority of the selling commissions and stockholder servicing fees are reallowed to participating broker-dealers. Included in accrued offering costs at December 31, 2025 and 2024 were $201,251 and $177,191 of future stockholder servicing fees payable, respectively.
As of December 31, 2025 and 2024, we owed $3,049 and $2,821, respectively, for organization and offering costs paid by LaSalle (see Note 7 - Common Stock and OP Units). These costs are included in Accrued offering costs.

LaSalle Investment Management Distributors, LLC also serves as the dealer manager for the DST Program on a “best efforts” basis. Our taxable REIT subsidiary, which is a wholly owned subsidiary of our operating partnership, will pay the dealer manager upfront selling commissions, upfront stockholder servicing fees and placement fees of up to 5.0%, 1.0% and 1.0%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. All upfront selling commissions and upfront stockholder servicing fees are reallowed to participating broker-dealers. For the years ended December 31, 2025 and 2024, our taxable REIT subsidiary paid $13,270 and $12,994, respectively, to the Dealer Manager. In addition, the dealer manager may receive an ongoing investor servicing fee or stockholder servicing fees, as applicable, that is calculated daily on a continuous basis from year to year equal to 1/365th of (a) 0.25% of the total, gross equity offering at the time of syndication, payable by the DSTs; (b) 0.85% of the NAV of each outstanding Class S OP Unit, 0.30% of the NAV of each outstanding Class Z OP Unit and 0.30% of the NAV of each outstanding Class D OP Unit for such day issued in connection with the FMV Option, payable by our operating partnership; and (c) 0.85% of the NAV of each outstanding Class S share, 0.30% of the NAV of each outstanding Class Z share and 0.30% of the NAV of each outstanding Class D share for such day issued in connection with the Redemption Right, payable by us. The investor servicing fee or stockholder servicing fees, as applicable, may continue for so long as the investor in the DST Program holds beneficial interests, Class Z, Class D, Class I or Class S OP Units or Class Z, Class D, Class I or Class S shares that were issued in connection with the DST Program. No investor servicing fee will be paid on Class M-I OP Units or Class M-I shares. For the years ended December 31, 2025 and 2024, the DSTs paid $3,057 and $2,285, respectively, in investor servicing fees to the Dealer Manager in connection with the DST Program.
LaSalle also serves as the manager for the DST Program. Each DST may pay the manager a management fee equal to a to-be-agreed-upon percentage of the total equity of such DST. For the years ended December 31, 2025 and 2024, the DSTs paid $1,834 and $1,381, respectively, in management fees to our Advisor in connection with the DST Program.
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

NOTE 12—SEGMENT REPORTING
We have five operating segments: healthcare, industrial, residential, retail and other. Other includes operations of our consolidated parking garage and mortgage notes receivable. Consistent with how our chief operating decision maker ("CODM") reviews and manages our properties, the financial information summarized below is presented by operating segment for the years ended December 31, 2025, 2024 and 2023. Our CODM is made up of our chief executive officer and two executives of our Advisor's portfolio management group.

Year Ended December 31, 2025	Healthcare	Industrial	Residential	Retail	Other	Total
Assets	$625,069	$2,093,203	$2,047,655	$613,733	$52,636	$5,432,296
Capital expenditures by segment	8,605	12,626	21,314	13,517	—	56,062

Revenues:
Rental revenue	$66,637	$148,520	$157,685	$53,702	$285	$426,829
Other revenue	2,441	1,726	6,161	949	1,969	13,246
Interest on mortgage note receivable	—	—	—	—	11,915	11,915
Total revenues	$69,078	$150,246	$163,846	$54,651	$14,169	$451,990
Adjustments to total revenues(1)	(3,105)	(8,203)	(2,087)	(2,179)	15	(15,559)
Total segment revenue	$65,973	$142,043	$161,759	$52,472	$14,184	$436,431

Operating expenses:
Real estate taxes	$5,371	$23,419	$23,238	$6,614	$444	$59,086
Property operating	15,573	12,397	44,054	9,508	857	82,389
Property general and administrative	358	424	208	538	104	1,632
Total operating expenses	$21,302	$36,240	$67,500	$16,660	$1,405	$143,107
Adjustments to total operating expenses(2)	—	(91)	(829)	(417)	—	(1,337)
Total segment operating expenses	$21,302	$36,149	$66,671	$16,243	$1,405	$141,770

Total segment operating income	$44,671	$105,894	$95,088	$36,229	$12,779	$294,661

Reconciliation to net income
Total segment operating income						$294,661
Elimination of adjustments						14,222
Corporate level revenue and operating expenses						441
Advisor fees						(40,893)
Company level expenses						(8,704)
Provision for impairment of real estate						(286)
Depreciation and amortization						(160,887)
Interest expense						(89,266)
Unrealized loss on financial obligation						(44,592)
Loss from unconsolidated real estate affiliates and fund investment						(2,256)
Gain on disposition of property and extinguishment of debt, net						2,375
Net Loss						$(35,185)

Reconciliation to total consolidated assets as of December 31, 2025
Assets per reportable segments						$5,432,296
Investment in unconsolidated real estate affiliates, real estate fund investment, corporate level and other assets						195,083
Total consolidated assets						$5,627,379
________
(1)    Adjustments represent exclusion of straight-line rent and amortization of above and below lease intangibles as well as amounts attributable to our joint venture partner's share of total revenues.
(2)    Adjustments represent amounts attributable to our joint venture partner's share of total operating expenses.

Year Ended December 31, 2024	Healthcare	Industrial	Residential	Retail	Other	Total
Assets	$604,502	$1,657,627	$1,417,376	$581,580	$152,883	$4,413,968
Capital expenditures by segment	$9,977	$18,704	$20,464	$4,759	$—	$53,904

Revenues:
Rental revenue	$63,876	$129,358	$138,101	$54,078	$(44)	$385,369
Other revenue	1,864	501	5,896	3,108	1,925	13,294
Interest on mortgage note receivable	—	—	—	—	8,873	8,873
Total revenues	$65,740	$129,859	$143,997	$57,186	$10,754	$407,536
Adjustments to total revenues(1)	(3,353)	(4,564)	(466)	(3,342)	15	(11,710)
Total segment revenue	$62,387	$125,295	$143,531	$53,844	$10,769	$395,826

Operating expenses:
Real estate taxes	$5,942	$22,426	$19,526	$6,558	$403	$54,855
Property operating	14,504	10,939	39,245	9,480	762	74,930
Property general and administrative	336	501	153	796	87	1,873
Total operating expenses	$20,782	$33,866	$58,924	$16,834	$1,252	$131,658
Adjustments to total operating expenses(2)	—	(103)	(227)	(446)	—	(776)
Total segment operating expenses	$20,782	$33,763	$58,697	$16,388	$1,252	$130,882

Total segment operating income	$41,605	$91,532	$84,834	$37,456	$9,517	$264,944

Reconciliation to net income
Total segment operating income						$264,944
Elimination of adjustments						10,934
Corporate level revenue and general and administrative expenses						(1,917)
Advisor fees						(40,392)
Company level expenses						(7,686)
Provision for impairment of real estate						(21,135)
Depreciation and amortization						(144,622)
Interest expense						(82,530)
Unrealized loss on financial obligation						(5,758)
Loss from unconsolidated real estate affiliates and fund investments						(13,713)
Investment income on marketable securities						989
Net realized loss upon sale of marketable securities						(5,015)
Gain on disposition of property and extinguishment of debt, net						73,510
Net income						$27,609

Reconciliation to total consolidation assets as of December 31, 2024
Assets per reportable segments						$4,413,968
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						589,713
Total consolidated assets						$5,003,681
________
(1)    Adjustments represent exclusion of straight-line rent and amortization of above and below lease intangibles as well as amounts attributable to our joint venture partner's share of total revenues.
(2)    Adjustments represent amounts attributable to our joint venture partner's share of total operating expenses.

Year Ended December 31, 2023		Healthcare	Industrial	Residential	Retail	Other	Total
Capital expenditures by segment		$4,994	$15,269	$18,123	$7,899	$—	$46,285

Revenues:
Rental revenue		$62,737	$124,629	$137,246	$53,244	$385	$378,241
Other income		1,493	1,884	6,529	1,025	2,021	12,952
Interest on mortgage note receivable		—	—	—	—	2,015	2,015
Total revenues		$64,230	$126,513	$143,775	$54,269	$4,421	$393,208
Adjustments to total revenues(1)		(4,115)	(4,906)	(791)	(2,021)	(21)	(11,854)
Total segment revenue		$60,115	$121,607	$142,984	$52,248	$4,400	$381,354

Operating expenses:
Real estate taxes		$5,659	$21,235	$18,689	$6,428	$375	$52,386
Property operating		13,854	9,942	38,963	9,437	843	73,039
Property general and administrative		405	500	102	882	123	2,012
Total operating expenses		$19,918	$31,677	$57,754	$16,747	$1,341	$127,437
Adjustments to total operating expenses(2)		—	(90)	(352)	(444)	—	(886)
Total segment operating expenses		$19,918	$31,587	$57,402	$16,303	$1,341	$126,551

Total segment operating income		$40,197	$90,020	$85,582	$35,945	$3,059	$254,803

Reconciliation to net income
Total segment operating income							254,803
Elimination of adjustments							10,968
Corporate level revenue and general and administrative expenses							(42)
Advisor fees							(44,400)
Company level expenses							(6,268)
Depreciation and amortization							(147,470)
Interest expense							(195,483)
Loss from unconsolidated real estate affiliates and fund investments							(10,815)
Investment income on marketable securities							2,170
Net realized loss upon sale of marketable securities							(1,675)
Net unrealized change in fair value of investment in marketable securities							5,703
Gain on disposition of property and extinguishment of debt, net							14,056
Net loss	i						$(118,453)
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
NOTE 14—SUBSEQUENT EVENTS
On January 16, 2026, our operating partnership exercised its fair market value purchase option to acquire Louisville Logistics Center and issued 8,591,124 OP Units to the DST investors for approximately $96,018 in exchange for their beneficial interest in such DST property. Upon exercising the fair market value purchase option we estimate a realized loss on financial obligation of $850 will be recorded which includes a $963 disposition fee.
On January 27, 2026, we sold Dylan Point Loma, a 180-unit residential building located in San Diego, California for approximately $91,000 less closing costs. In connection with the disposition, the mortgage loan associated with the property of $40,500 was retired. We estimate a gain on the sale of the property in the amount of $13,000 and a loss on the extinguishment of debt of $200.
On January 30, 2026, the joint venture owning Kingston at McLean Crossing, a 319-unit residential building located in McLean, Virginia sold the property for approximately $144,500 less closing costs. In connection with the disposition, the mortgage loan associated with the property of $80,000 was retired. We estimate a gain on the sale of our investment in the amount of $19,000.
On February 26, 2026, we acquired West Boston Medical Center, a 53,000 square foot medical office building located in Watertown, Massachusetts for approximately $32,150. The acquisition was funded with cash on hand.
On March 2, 2026, our board of directors approved a gross dividend for the second quarter of 2026 of $0.1575 per share to stockholders and OP Unit holders of record as of June 30, 2026. The dividend will be paid on or around July 1, 2026. Stockholders and OP Unit holders will receive $0.1575 per share or OP Unit, less applicable class-specific fees, if any.
On March 12, 2026, we entered into an amended credit agreement providing for a $1,000,000 revolving line of credit and unsecured term loan with a syndicate of ten lenders led by JPMorgan Chase Bank (see Note 6 - Mortgage Notes and Other Debt Payable).
*  *  *  *  *  *

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2025

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
		Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment
Healthcare Properties:
Monument IV at Worldgate—Herndon, VA	$—	$5,186	$57,013	$—	$10,583	$—	$5,186	$67,596	$72,782
140 Park Avenue—Florham Park, NJ	—	3,162	34,784	—	(4)	—	3,162	34,780	37,942
San Juan Medical Center- San Juan Capistrano, CA	16,730	9,807	13,303	—	1,239	—	9,807	14,542	24,349
Genesee Plaza - San Deigo, CA	—	8,222	73,964	—	9,124	—	8,222	83,088	91,310
Fountainhead Corporate Park--Tempe, AZ	—	5,942	36,301	—	10,557	—	5,942	46,858	52,800
170 Park Avenue-Florham Park, NJ	—	4,612	38,337	—	140	—	4,612	38,477	43,089
South Reno Medical Center-Reno, NV	—	1,029	9,882	—	38	—	1,029	9,920	10,949
North Tampa Surgery Center-Odessa, FL	—	1,227	5,069	—	(4)	—	1,227	5,065	6,292
1203 SW 7 Highway-Blue Springs, MO	—	171	2,355	—	11	—	171	2,366	2,537
8600 NE 82nd Street-Kansas City, MO	—	143	3,519	—	12	—	143	3,531	3,674
Sugar Land Medical Office-Sugar Land, TX	—	2,449	9,943	—	(91)	—	2,449	9,852	12,301
Roeland Park Medical Office-Roeland Park, KS	—	1,057	8,182	—	22	—	1,057	8,204	9,261
Durham Medical Center-Durham, NC	—	974	29,575	—	279	—	974	29,854	30,828
9101 Stony Point Drive--Richmond, VA	—	3,980	37,939	—	33	—	3,980	37,972	41,952
Cedar Medical Center at Flagstaff-Flagstaff, AZ	—	1,735	12,814	—	—	—	1,735	12,814	14,549
North Boston Medical Center-Haverhill, MA	—	2,004	16,253	—	1	—	2,004	16,254	18,258
North Charlotte Medical Center-Denver, NC	—	2,462	8,562	—	1	—	2,462	8,563	11,025
Grand Rapids Medical Center-Wyoming, MI	—	1,031	5,941	—	8	—	1,031	5,949	6,980
Glendale Medical Center-Los Angeles, CA	—	2,782	13,074	—	45	—	2,782	13,119	15,901
6300 Dumbarton Circle-Fremont, CA	—	5,804	23,359	—	52	—	5,804	23,411	29,215
6500 Kaiser Drive-Fremont, CA	—	11,542	17,535	—	356	—	11,542	17,891	29,433
Greater Sacramento Medical Center-Rancho Cordova, CA	—	1,105	8,770	—	1	—	1,105	8,771	9,876
Naperville Medical Center-Naperville, IL	—	2,415	10,200	—	21	—	2,415	10,221	12,636
3000 University Center Drive-Tampa, FL	—	2,846	10,948	—	—	—	2,846	10,948	13,794
Total Healthcare Properties	16,730	81,687	487,622	—	32,424	—	81,687	520,046	601,733

Industrial Properties:
Kendall Distribution Center—Atlanta, GA	—	2,656	12,836	(294)	823	$—	$2,362	$13,659	$16,021
Suwanee Distribution Center—Suwanee, GA	—	6,155	27,598	—	993	—	6,155	28,591	34,746
Grand Prairie Distribution Center—Grand Prairie, TX	—	2,100	12,478	—	596	—	2,100	13,074	15,174
Charlotte Distribution Center—Charlotte, NC	—	5,381	15,002	—	426	—	5,381	15,428	20,809
4050 Corporate Drive—Grapevine, TX	—	5,200	18,327	—	2,126	—	5,200	20,453	25,653
4055 Corporate Drive—Grapevine, TX	—	2,400	12,377	—	4,013	—	2,400	16,390	18,790
2501-2575 Allan Drive—Elk Grove, IL	—	4,300	10,926	—	977	—	4,300	11,903	16,203

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
Description	Encumbrances	Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment	Total
2601-2651 Allan Drive—Elk Grove, IL	—	2,600	7,726	—	361	—	2,600	8,087	10,687
1300 Michael Drive—Wood Dale, IL	—	1,900	6,770	—	414	—	1,900	7,184	9,084
1350 Michael Drive—Wood Dale, IL	—	1,500	5,059	—	378	—	1,500	5,437	6,937
1225 Michael Drive—Wood Dale, IL	—	2,600	7,149	—	549	—	2,600	7,698	10,298
200 Lewis Drive—Wood Dale, IL	—	1,100	4,165	—	239	—	1,100	4,404	5,504
1301-1365 Mittel Boulevard—Chicago, IL	—	2,700	5,473	—	638	—	2,700	6,111	8,811
Tampa Distribution Center- Tampa, FL	—	3,507	22,485	—	1,867	—	3,507	24,352	27,859
Aurora Distribution Center- Aurora, IL	—	9,861	14,646	—	—	—	9,861	14,646	24,507
28150 West Harrison Parkway- Valencia, CA	—	2,760	8,899	—	730	—	2,760	9,629	12,389
28145 West Harrison Parkway- Valencia, CA	—	3,468	10,111	—	675	—	3,468	10,786	14,254
28904 Avenue Paine- Valencia, CA	—	3,812	10,535	—	941	—	3,812	11,476	15,288
25045 Avenue Tibbitts- Santa Clarita, CA	—	4,087	13,224	—	1,010	—	4,087	14,234	18,321
Mason Mill Distribution Center—Buford, GA	17,500	3,406	23,312	—	(109)	—	3,406	23,203	26,609
Fremont Distribution Center - Fremont, CA	—	29,427	7,024	—	1,966	—	29,427	8,990	38,417
3324 Trinity Boulevard - Grand Prairie, TX	—	3,215	11,255	—	37	—	3,215	11,292	14,507
Taunton Distribution Center - Taunton, MA	—	2,000	21,589	—	104	—	2,000	21,693	23,693
Chandler Distribution Center - Chandler, AZ	—	3,803	24,095	—	541	—	3,803	24,636	28,439
Fort Worth Distribution Center--Fort Worth, TX	—	3,059	21,053	—	1,296	—	3,059	22,349	25,408
4993 Anson Boulevard--Whitestown, IN	17,000	2,197	20,224	—	(39)	—	2,197	20,185	22,382
5102 E 500 South--Whitestown, IN	17,000	3,460	28,049	—	(50)	—	3,460	27,999	31,459
Louisville Distribution Center—Shepherdsville, KY	—	9,028	66,792	—	4,283	—	9,028	71,075	80,103
6511 West Frye Road—Chandler, AZ	12,250	2,102	15,511	—	1,666	—	2,102	17,177	19,279
6565 West Frye Road—Chandler, AZ	12,250	2,451	18,807	—	23	—	2,451	18,830	21,281
6615 West Frye Road—Chandler, AZ	12,250	2,799	18,030	—	19	—	2,799	18,049	20,848
6677 West Frye Road—Chandler, AZ	12,250	2,451	18,662	—	53	—	2,451	18,715	21,166
5 National Way—Durham, NC	—	6,846	21,233	—	277	—	6,846	21,510	28,356
47 National Way—Durham, NC	—	6,840	20,401	—	2,122	—	6,840	22,523	29,363
South San Diego Distribution Center—San Diego, CA	72,500	18,496	123,681	—	11,549	—	18,496	135,230	153,726
2451 Bath Road—Elgin, IL	—	4,247	26,182	—	6	—	4,247	26,188	30,435
1755 Britannia Drive—Elgin, IL	—	1,046	10,522	—	726	—	1,046	11,248	12,294
687 Conestoga Parkway—Shepardsville, KY	—	2,462	33,393	—	429	—	2,462	33,822	36,284
Louisville Airport Distribution Center—Louisville, KY	—	2,843	26,812	—	(1)	—	2,843	26,811	29,654
Friendship Distribution Center-Buford, GA	—	7,082	80,654	—	106	—	7,082	80,760	87,842
13500 Danielson Street-Poway, CA	10,751	7,624	11,503	—	918	—	7,624	12,421	20,045
4211 Starboard-Fremont, CA	20,164	13,409	13,872	—	9,977	—	13,409	23,849	37,258
2840 Loker Avenue-Carlsbad, CA	14,005	7,631	16,030	—	245	—	7,631	16,275	23,906

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
Description	Encumbrances	Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment	Total
15890 Bernardo Center Drive-San Diego, CA	8,513	2,316	11,715	—	407	—	2,316	12,122	14,438
NE Atlanta DC-Jefferson, GA	—	7,587	42,725	—	—	—	7,587	42,725	50,312
6635 West Frye Road-Chandler, AZ	—	2,960	24,950	—	18	—	2,960	24,968	27,928
6575 West Frye Road-Chandler, AZ	—	3,971	29,415	—	20	—	3,971	29,435	33,406
West Phoenix Distribution Center-Glendale, AZ	62,000	28,914	95,012	—	—	—	28,914	95,012	123,926
Puget Sound Distribution Center-Lacey, WA	—	3,898	17,470	—	549	—	3,898	18,019	21,917
Louisville Logistics Center-Shepherdsville, KY	—	8,336	62,032	—	—	—	8,336	62,032	70,368
Minneapolis Distribution Center-Maple Grove MN	—	7,342	50,732	—	1	—	7,342	50,733	58,075
Richmond Distribution Center-Richmond, VA	—	3,404	31,318	—	—	—	3,404	31,318	34,722
Glendale Distribution Center-Glendale, AZ	50,000	14,525	98,637	—	(118)	—	14,525	98,519	113,044
West Raleigh Distribution Center-Apex, NC	35,750	9,656	162,379	—	1,604	—	9,656	163,983	173,639
Total Industrial Properties	374,183	308,920	1,530,857	(294)	56,381	—	308,626	1,587,238	1,895,864

Residential Properties:
Townlake of Coppell—Coppell, TX	36,030	8,444	36,805	—	2,914	—	8,444	39,719	48,164
AQ Rittenhouse—Philadelphia, PA	—	11,000	39,963	(2,869)	(15,809)	—	8,131	24,154	32,285
Lane Park Apartments—Mountain Brook, AL	37,000	5,100	66,428	—	24,307	—	5,100	90,735	95,835
The Penfield—St. Paul, MN	35,434	8,021	52,713	—	1,324	—	8,021	54,037	62,058
Jory Trail at the Grove—Wilsonville, OR	—	7,877	64,369	—	4,798	—	7,877	69,167	77,044
The Reserve at Johns Creek Walk—Johns Creek, GA	25,521	7,552	38,025	(327)	3,248	—	7,225	41,273	48,498
Villas at Legacy—Plano, TX	37,500	6,888	48,504	—	6,953	—	6,888	55,457	62,345
Summit at San Marcos - Chandler, AZ	37,000	6,401	63,335	—	(698)	—	6,401	62,637	69,038
Haven North Andover-North Andover, MA	35,900	7,501	75,403	—	1,985	—	7,501	77,388	84,889
The Preserve at the Meadows--Fort Collins, CO	32,400	5,500	86,125	—	1,038	—	5,500	87,163	92,663
The Rockwell--Berlin, MA	46,310	9,656	53,870	—	2,320	—	9,656	56,190	65,846
Miramont-Fort Collins, CO	—	8,140	63,156	—	611	—	8,140	63,767	71,907
Pinecone-Fort Collins, CO	—	9,217	49,005	—	2,647	—	9,217	51,652	60,869
Reserve at Venice-North Venice, FL	55,800	8,558	43,833	—	2,569	—	8,558	46,402	54,960
Woodside Trumbull-Trumbull, CT	34,500	4,654	91,755	—	(191)	—	4,654	91,564	96,218
Jefferson Lake Howell-Casselberry, FL	53,535	12,680	139,532	—	394	—	12,680	139,926	152,606
Oak Street Lofts-Tigard, OR	—	5,325	75,260	—	800	—	5,325	76,060	81,385
Molly Brook on Belmont-North Haledon, NJ	51,222	8,893	60,049	4	175	—	8,897	60,224	69,121
Creekview Crossing-Sherwood, OR	25,253	4,623	47,088	—	1,835		4,623	48,923	53,546
Single-Family Rental Portfolio II	—	32,957	131,411	1,174	5,273	—	34,131	136,684	170,815
Single-Family Rental Portfolio I	386,174	128,985	512,957	(177)	1,152	—	128,808	514,109	642,917
Total Residential Properties	929,579	307,972	1,839,586	(2,195)	47,645	—	305,777	1,887,231	2,193,009

Col. A	Col. B	Col. C		Col. D			Col. E
Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)			Gross Amounts at which Carried at the Close of Period		Total
Description	Encumbrances	Land	Building and Equipment	Land	Building and Equipment	Carrying Costs	Land	Building and Equipment	Total

Retail Properties:
The District at Howell Mill—Atlanta, GA	25,290	10,000	56,040	(36)	18,057	—	9,964	74,097	84,061
Grand Lakes Marketplace—Katy, TX	23,900	5,215	34,770	—	1,452	—	5,215	36,222	41,437
Rancho Temecula Town Center—Temecula, CA	28,000	14,600	41,180	—	868	—	14,600	42,048	56,648
Skokie Commons—Skokie, IL	—	8,859	25,705	891	3	—	9,750	25,708	35,458
Whitestone Market—Austin, TX	—	7,000	39,868	—	3,595	—	7,000	43,463	50,463
Maui Mall—Maui, HI	32,813	44,257	39,454	(547)	11,739	—	43,710	51,193	94,903
Silverstone Marketplace—Scottsdale, AZ	—	8,012	33,771	—	807	—	8,012	34,578	42,590
Kierland Village Center—Scottsdale, AZ	—	7,037	26,693	—	1,233	—	7,037	27,926	34,963
Timberland Town Center—Beaverton, OR	—	6,083	33,826	—	1,212	—	6,083	35,038	41,121
Montecito Marketplace—Las Vegas, NV	37,710	11,410	45,212	—	1,666	—	11,410	46,878	58,288
Milford Crossing-Milford, MA	—	1,124	30,869	—	(100)	—	1,124	30,769	31,893
Patterson Place-Durham, NC	—	855	12,169	—	112	—	855	12,281	13,136
Silverado Square-Las Vegas, NV	—	4,293	16,273	—	113	—	4,293	16,386	20,679
Woodlawn Point Shopping Center-Marrietta, GA	—	4,731	26,881	—	643	—	4,731	27,524	32,255
Westbury Square-Huntsville, AL	—	1,568	27,413	—	—	—	1,568	27,413	28,981
Total Retail Properties	147,713	135,044	490,124	308	41,400	—	135,352	531,524	666,876

Other Properties:
South Beach Parking Garage—Miami, FL	—	—	21,467	—	379	—	—	21,846	21,846
Total Other Properties	—	—	21,467	—	379	—	—	21,846	21,846

Total Consolidated Properties:	$1,468,205	$833,623	$4,369,656	$(2,181)	$178,229	$—	$831,442	$4,547,886	$5,379,328

Properties Held for Sale:
Dylan Point Loma—San Diego, CA	37,169	19,000	70,860	—	795	—	19,000	71,655	90,655
Single-Family Rental Portfolio I	—	—	—	—	1,041	—	—	1,041	1,041
Total Properties Held For Sale	$37,169	$19,000	$70,860	$—	$1,836	$—	$19,000	$72,696	$91,696
The unaudited aggregate cost and accumulated depreciation for tax purposes was approximately $5,098,508 and $918,501, respectively.
(1)Includes net provisions for impairment of real estate taken since acquisition of property.

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Healthcare Properties:
Monument IV at Worldgate—Herndon, VA	$(32,032)	2001	8/27/2004	50 years
140 Park Avenue—Florham Park, NJ	(6,956)	2015	12/21/2015	50 years
San Juan Medical Center- San Juan Capistrano, CA	(3,392)	2015	4/1/2016	50 years
Genesee Plaza - San Deigo, CA	(13,244)	1983	7/2/2019	40 years
Fountainhead Corporate Park--Tempe, AZ	(9,717)	1985	2/6/2020	40 years
170 Park Avenue-Florham Park, NJ	(4,737)	1998	2/2/2021	40 years
South Reno Medical Center-Reno, NV	(983)	2004	12/28/2021	40 years
North Tampa Surgery Center-Odessa, FL	(431)	2021	10/8/2021	50 years
1203 SW 7 Highway-Blue Springs, MO	(237)	2021	12/23/2021	40 years
8600 NE 82nd Street-Kansas City, MO	(282)	2021	12/23/2021	50 years
Sugar Land Medical Office-Sugar Land, TX	(788)	2020	12/30/2021	50 years
Roeland Park Medical Office-Roeland Park, KS	(655)	2021	12/28/2021	50 years
Durham Medical Center-Durham, NC	(3,027)	2010	12/23/2021	40 years
9101 Stony Point Drive--Richmond, VA	(3,297)	2018	9/15/2021	50 years
Cedar Medical Center at Flagstaff-Flagstaff, AZ	(940)	2022	4/29/2022	50 years
North Boston Medical Center-Haverhill, MA	(1,138)	2017	6/28/2022	50 years
North Charlotte Medical Center-Denver, NC	(599)	2017	6/28/2022	50 years
Grand Rapids Medical Center-Wyoming, MI	(406)	2018	7/21/2022	50 years
Glendale Medical Center-Los Angeles, CA	(1,118)	2018	7/29/2022	50 years
6300 Dumbarton Circle-Fremont, CA	(1,790)	1990	9/15/2022	40 years
6500 Kaiser Drive-Fremont, CA	(1,802)	1990	9/15/2022	40 years
Greater Sacramento Medical Center-Rancho Cordova, CA	(713)	2012	9/16/2022	40 years
Naperville Medical Center-Naperville, IL	(194)	2014	3/28/2025	40 years
3000 University Center Drive-Tampa, FL	(17)	1987	12/12/2025	40 years
Total Healthcare Properties	(88,495)

Industrial Properties:
Kendall Distribution Center—Atlanta, GA	(5,448)	2002	6/30/2005	50 years
Suwanee Distribution Center—Suwanee, GA	(7,333)	2012	6/28/2013	50 years
Grand Prairie Distribution Center—Grand Prairie, TX	(3,266)	1980	12/18/2013	40 years
Charlotte Distribution Center—Charlotte, NC	(4,554)	2013	1/22/2014	50 years
4050 Corporate Drive—Grapevine, TX	(5,360)	1991	6/27/2014	40 years
4055 Corporate Drive—Grapevine, TX	(4,225)	1996	4/15/2015	40 years
2501-2575 Allan Drive—Elk Grove, IL	(3,040)	1996	4/15/2015	40 years
2601-2651 Allan Drive—Elk Grove, IL	(2,115)	1985	9/30/2015	40 years
1300 Michael Drive—Wood Dale, IL	(1,813)	1985	9/30/2015	40 years
1350 Michael Drive—Wood Dale, IL	(1,386)	1985	9/30/2015	40 years

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
1225 Michael Drive—Wood Dale, IL	(1,976)	1985	9/30/2015	40 years
200 Lewis Drive—Wood Dale, IL	(1,359)	1985	9/30/2015	40 years
1301-1365 Mittel Boulevard—Chicago, IL	(1,568)	1985	9/30/2015	40 years
Tampa Distribution Center- Tampa, FL	(5,798)	1985	9/30/2015	40 years
Aurora Distribution Center- Aurora, IL	(2,807)	2009	4/11/2016	40 years
28150 West Harrison Parkway- Valencia, CA	(2,406)	2016	5/19/2016	50 years
28145 West Harrison Parkway- Valencia, CA	(2,538)	1997	6/29/2016	40 years
28904 Avenue Paine- Valencia, CA	(2,689)	1997	6/29/2016	40 years
25045 Avenue Tibbitts- Santa Clarita, CA	(3,525)	1988	6/29/2016	40 years
Mason Mill Distribution Center—Buford, GA	(3,715)	2016	12/29/2016	50 years
Fremont Distribution Center - Fremont, CA	(1,934)	1991	3/29/2019	40 years
3324 Trinity Boulevard - Grand Prairie, TX	(1,888)	2015	5/31/2019	40 years
Taunton Distribution Center - Taunton, MA	(2,947)	2016	8/23/2019	50 years
Chandler Distribution Center - Chandler, AZ	(3,204)	2016	12/5/2019	50 years
Fort Worth Distribution Center--Fort Worth, TX	(3,188)	2020	10/23/2020	50 years
4993 Anson Boulevard--Whitestown, IN	(2,053)	2020	12/11/2020	50 years
5102 E 500 South--Whitestown, IN	(2,848)	2020	12/11/2020	50 years
Louisville Distribution Center—Shepherdsville, KY	(8,611)	2020	1/21/2021	50 years
6511 West Frye Road—Chandler, AZ	(2,335)	2019	2/23/2021	50 years
6565 West Frye Road—Chandler, AZ	(1,827)	2019	2/23/2021	50 years
6615 West Frye Road—Chandler, AZ	(1,751)	2019	2/23/2021	50 years
6677 West Frye Road—Chandler, AZ	(1,815)	2019	2/23/2021	50 years
5 National Way—Durham, NC	(1,847)	2020	9/28/2021	50 years
47 National Way—Durham, NC	(2,134)	2020	9/28/2021	50 years
South San Diego Distribution Center—San Diego, CA	(13,954)	2020	10/28/2021	40 years
2451 Bath Road—Elgin, IL	(2,185)	2020	11/16/2021	50 years
1755 Britannia Drive—Elgin, IL	(1,382)	2020	11/16/2021	50 years
687 Conestoga Parkway—Shepardsville, KY	(2,891)	2021	11/17/2021	50 years
Louisville Airport Distribution Center—Louisville, KY	(2,413)	2020	6/24/2021	50 years
Friendship Distribution Center-Buford, GA	(6,722)	2020	10/20/2021	50 years
13500 Danielson Street-Poway, CA	(1,389)	1997	7/2/2021	40 years
4211 Starboard-Fremont, CA	(2,220)	1997	7/9/2021	40 years
2840 Loker Avenue-Carlsbad, CA	(1,699)	1998	11/30/2021	40 years
15890 Bernardo Center Drive-San Diego, CA	(1,285)	1991	11/30/2021	40 years
NE Atlanta DC-Jefferson, GA	(4,007)	2016	04/08/2022	40 years
6635 West Frye Road-Chandler, AZ	(2,384)	2019	06/08/2022	50 years
6575 West Frye Road-Chandler, AZ	(2,115)	2019	06/08/2022	50 years
West Phoenix Distribution Center-Glendale, AZ	(6,176)	2022	09/30/2022	50 years
Puget Sound Distribution Center-Lacey, WA	(1,283)	2021	10/06/2022	50 years
Louisville Logistics Center-Shepherdsville, KY	(3,346)	2022	04/10/2023	50 years
Minneapolis Distribution Center-Maple Grove MN	(1,137)	2022	11/19/2024	50 years

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Richmond Distribution Center-Richmond, VA	(515)	2022	3/5/2025	50 years
Glendale Distribution Center-Glendale, AZ	(832)	2024	7/29/2025	50 years
West Raleigh Distribution Center-Apex, NC	(1,001)	2024	9/10/2025	50 years
Total Industrial Properties	(164,239)

Residential Properties:
Townlake of Coppell—Coppell, TX	(11,024)	1986	5/22/2015	40 years
AQ Rittenhouse—Philadelphia, PA	93	2015	7/30/2015	50 years
Lane Park Apartments—Mountain Brook, AL	(16,432)	2014	5/26/2016	50 years
The Penfield—St. Paul, MN	(10,211)	2013	9/22/2016	50 years
Jory Trail at the Grove—Wilsonville, OR	(12,815)	2012	7/14/2017	50 years
The Reserve at Johns Creek Walk—Johns Creek, GA	(9,517)	2007	7/28/2017	40 years
Villas at Legacy—Plano, TX	(11,568)	1999	6/6/2018	40 years
Summit at San Marcos - Chandler, AZ	(8,313)	2018	7/31/2019	50 years
Haven North Andover-North Andover, MA	(7,429)	2019	5/3/2021	50 years
The Preserve at the Meadows--Fort Collins, CO	(7,881)	2001	8/23/2021	40 years
The Rockwell--Berlin, MA	(6,974)	2020	8/31/2021	50 years
Miramont-Fort Collins, CO	(6,670)	1995	9/29/2021	40 years
Pinecone-Fort Collins, CO	(6,557)	1993	9/29/2021	40 years
Reserve at Venice-North Venice, FL	(5,954)	2021	12/17/2021	50 years
Woodside Trumbull-Trumbull, CT	(8,010)	2021	12/21/2021	50 years
Jefferson Lake Howell-Casselberry, FL	(11,917)	2021	03/30/2022	50 years
Oak Street Lofts-Tigard, OR	(6,098)	2019	07/15/2022	50 years
Molly Brook on Belmont-North Haledon, NJ	(4,586)	2022	09/27/2022	50 years
Creekview Crossing-Sherwood, OR	(2,562)	2009	02/29/2024	50 years
Single-Family Rental Portfolio II	(12,789)	Various	Various	50 years
Single-Family Rental Portfolio I	(12,187)	Various	Various	50 years
Total Residential Properties	(179,401)

Retail Properties:
The District at Howell Mill—Atlanta, GA	(23,822)	2006	6/15/2007	50 years
Grand Lakes Marketplace—Katy, TX	(8,829)	2012	9/17/2013	50 years
Rancho Temecula Town Center—Temecula, CA	(12,153)	2007	6/16/2014	40 years
Skokie Commons—Skokie, IL	(5,485)	2015	5/15/2015	50 years
Whitestone Market—Austin, TX	(11,167)	2003	9/30/2015	40 years
Maui Mall—Maui, HI	(17,314)	1971	12/22/2015	40 years
Silverstone Marketplace—Scottsdale, AZ	(6,542)	2015	7/27/2016	50 years
Kierland Village Center—Scottsdale, AZ	(6,430)	2001	9/30/2016	40 years

Col. A	Col. F	Col. G	Col. H	Col. I
Description	Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Timberland Town Center—Beaverton, OR	(6,498)	2015	9/30/2016	50 years
Montecito Marketplace—Las Vegas, NV	(9,977)	2007	8/8/2017	50 years
Milford Crossing-Milford, MA	(3,656)	2017	1/29/2020	50 years
Patterson Place-Durham, NC	(1,096)	2010	5/31/2022	40 years
Silverado Square-Las Vegas, NV	(1,178)	2018	6/1/2022	50 years
Woodlawn Point Shopping Center-Marrietta, GA	(2,496)	1993	6/30/2022	40 years
Westbury Square-Huntsville, AL	(17)	1990	12/22/2025	40 years
Total Retail Properties	(116,660)

Other Properties:
South Beach Parking Garage—Miami, FL	(6,663)	2001	1/28/2014	40 years
Total Other Properties	(6,663)

Total Consolidated Properties:	$(555,458)

Properties Held for Sale:
Dylan Point Loma—San Diego, CA	(13,648)	1987	7/2/2021	40 years
Total Properties Held for Sale	$(13,648)

Reconciliation of Real Estate

Consolidated Properties	2025	2024	2023
Balance at beginning of year	$4,408,381	$4,538,986	$4,453,585
Additions	1,070,727	184,564	147,335
Assets sold/ written off	(6,419)	(281,596)	(61,934)
Write-downs for impairment charges	(278)	(19,332)
Reclassed as held for sale	(93,083)	(14,241)	—
Balance at close of year	$5,379,328	$4,408,381	$4,538,986
Reconciliation of Accumulated Depreciation

Consolidated Properties	2025	2024	2023
Balance at beginning of year	$459,600	$421,204	$335,216
Additions	115,317	100,272	97,527
Assets sold/ written off	(4,423)	(53,286)	(11,539)
Write-downs for impairment charges	—	(7,832)	—
Reclassed as held for sale	(15,036)	(758)	—
Balance at close of year	$555,458	$459,600	$421,204