Form 10-Q
period 2026-03-31
JLL Income Property Trust, Inc.
filed 2026-05-07
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding on May 6, 2026 were 75,381,292 shares of Class A common stock, 18,789,890 shares of Class M common stock, 2,789,761 shares of Class A-I common stock, 96,340,976 shares of Class M-I common stock, 11,133,373 shares of Class N common stock, 1,321,510 shares of Class S common stock, 0 shares of Class D common stock, 904,454 shares of Class I common stock and 0 shares of Class Z common stock.

JLL Income Property Trust, Inc.

Item 1. Financial Statements.
JLL Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)
Investments in real estate:
Land	$842,830	$831,442
Buildings and equipment	4,568,035	4,547,886
Less accumulated depreciation	(586,129)	(555,458)
Net property and equipment	4,824,736	4,823,870
Investments in unconsolidated real estate affiliates	111,382	137,280
Real estate fund investments	59,062	58,721
Investments in real estate and other assets held for sale, net	961	78,145
Net investments in real estate	4,996,141	5,098,016
Mortgage notes receivable	32,185	32,192
Cash and cash equivalents	110,708	103,397
Restricted cash	48,927	48,974
Tenant accounts receivable, net	6,952	9,183
Deferred expenses, net	28,433	28,740
Acquired intangible assets, net	224,943	225,684
Deferred rent receivable, net	52,575	50,645
Prepaid expenses and other assets	28,752	30,548
TOTAL ASSETS	$5,529,616	$5,627,379
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net	$1,856,099	$1,930,111
Liabilities held for sale	—	37,556
Accounts payable and other accrued expenses	83,845	79,484
Financing obligation	1,250,228	1,271,410
Accrued offering costs	207,541	204,300
Distributions payable	26,565	—
Accrued interest	5,150	6,156
Accrued real estate taxes	16,009	16,832
Advisor fees payable	3,539	3,549
Acquired intangible liabilities, net	38,191	38,809
TOTAL LIABILITIES	3,487,167	3,588,207
Commitments and contingencies	—	—
Redeemable noncontrolling interests	29,294	29,572
Redeemable equity	97,993	98,168
Equity:
Common stock: $0.01 par value per share (Note 7)	1,993	2,033
Additional paid-in capital (net of offering costs of $387,678 and $379,028 as of March 31, 2026 and December 31, 2025, respectively)	2,522,609	2,546,562
Distributions to stockholders	(1,102,807)	(1,071,835)
Accumulated deficit	(115,622)	(132,496)
Total JLL Income Property Trust, Inc. stockholders’ equity	1,306,173	1,344,264
Noncontrolling interests	608,989	567,168
Total equity	1,915,162	1,911,432
TOTAL LIABILITIES AND EQUITY	$5,529,616	$5,627,379
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Revenues:
Rental revenue	$114,649	$96,510
Other revenue	5,473	3,028
Interest on mortgage notes receivable	540	2,533
Total revenues	120,662	102,071
Operating expenses:
Real estate taxes	16,326	14,128
Property operating	21,092	17,985
Property general and administrative	821	1,071
Advisor fees	10,321	9,834
Company level expenses	2,661	1,898
Depreciation and amortization	44,227	34,734
Total operating expenses	95,448	79,650

Other income (expenses):
Interest expense, net	(17,230)	(26,975)
Unrealized loss on financial obligation	(17,877)	(7,132)
(Loss) income from unconsolidated real estate affiliates and fund investments	(548)	2,483
Gain on disposition of property and extinguishment of debt, net	13,150	2,434
Gain on sale of unconsolidated real estate affiliate	20,949	—
Total other income and (expenses)	(1,556)	(29,190)
Net income (loss)	23,658	(6,769)
Less: Net (income) loss attributable to the noncontrolling interests	(6,784)	1,221
Net income (loss) attributable to JLL Income Property Trust, Inc.	$16,874	$(5,548)
Net income (loss) attributable to JLL Income Property Trust, Inc. per share-basic:
Class A	$0.08	$(0.02)
Class M	0.08	(0.02)
Class A-I	0.08	(0.02)
Class M-I	0.08	(0.02)
Class I	0.09	—
Class N	0.08	(0.02)
Class S	0.09	—
Weighted average common stock outstanding-basic	209,490,435	224,975,230

See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except per share amounts (Unaudited)

	Common Stock		Additional Paid-in Capital	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2025	218,988,562	$2,190	$2,652,581	$(944,253)	$(106,688)	$399,987	$2,003,817
Issuance and conversion of common stock	13,572,179	135	155,539	—	—	—	155,674
Repurchase of shares	(8,445,514)	(84)	(97,055)	—	—	—	(97,139)
Offering costs	—	—	(4,007)	—	—	—	(4,007)
Stock based compensation	30,675	—	350	—	—	—	350
Net loss ($158 gain allocated to redeemable noncontrolling interests)	—	—	—	—	(5,548)	(1,379)	(6,927)
Cash contributions from noncontrolling interests	—	—	—	—	—	125	125
Repurchase of OP units	—	—	—	—	—	(14,561)	(14,561)
Adjustment of noncontrolling interests	—	—	(7,168)	—	—	7,168	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(7,724)	(7,724)
Allocation to redeemable noncontrolling interests and equity	—	—	16	—	—	—	16
Distributions declared per share ($0.158)	—	—	—	(32,757)	—	—	(32,757)
Balance, March 31, 2025	224,145,902	$2,241	$2,700,256	$(977,010)	$(112,236)	$383,616	$1,996,867
Balance, January 1, 2026	203,294,060	$2,033	$2,546,562	$(1,071,835)	$(132,496)	$567,168	$1,911,432
Issuance and conversion of common stock	4,045,724	40	45,512	—	—	—	45,552
Repurchase of shares	(8,025,321)	(80)	(90,121)	—	—	—	(90,201)
Offering costs	—	—	(8,650)	—	—	—	(8,650)
Stock based compensation	13,145	—	148	—	—	—	148
Net income ($22 loss allocated to redeemable noncontrolling interests)	—	—	—	—	16,874	6,806	23,680
Issuance of OP units	—	—	—	—	—	96,018	96,018
Repurchase of OP units	—	—	—	—	—	(18,883)	(18,883)
Adjustment of noncontrolling interests	—	—	29,095	—	—	(29,095)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(13,025)	(13,025)
Allocation to redeemable noncontrolling interests and equity	—	—	63	—	—	—	63
Distributions declared per share ($0.158)	—	—	—	(30,972)	—	—	(30,972)
Balance, March 31, 2026	199,327,608	$1,993	$2,522,609	$(1,102,807)	$(115,622)	$608,989	$1,915,162

See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands, except per share amounts (Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	23,658	$(6,769)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	44,535	34,737
Gain on disposition of property and extinguishment of debt	(34,099)	(2,434)
Straight line rent	(1,930)	(1,956)
Loss from unconsolidated real estate affiliates and fund investments	548	(2,483)
Distributions received from unconsolidated real estate affiliates and fund investments	1,922	6,563
Non-cash interest income related to the DST Program, net	2,207	(520)
Net changes in assets, liabilities and other	(3,066)	13,309
Net cash provided by operating activities	33,775	40,447
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(32,154)	(54,935)
Proceeds from sales of real estate investments	90,118	15,555
Proceeds from sales of unconsolidated real estate affiliates	43,495	—
Capital improvements and lease commissions	(11,396)	(12,339)
Investment in unconsolidated real estate affiliates and fund investments	(1,030)	—
Distributions from unconsolidated real estate affiliates	—	256
Net cash provided (used in) by investing activities	89,033	(51,463)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	32,409	142,617
Proceeds from DST Program	72,896	125,785
Repurchase of shares	(83,661)	(93,992)
Offering costs	(5,409)	(5,580)
Distributions to stockholders	—	(13,107)
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(19,250)	(22,453)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	—	165
Draws on credit facility	55,000	20,000
Payment on credit facility	(140,000)	(83,000)
Proceeds from mortgage notes and other debt payable	19,288	—
Debt issuance costs	(7,969)	(754)
Payment on early extinguishment of debt	(206)	(519)
Principal payments on mortgage notes and other debt payable	(38,770)	(64,548)
Net cash (used in) provided by financing activities	(115,672)	4,614
Net increase (decrease) in cash, cash equivalents and restricted cash	7,136	(6,402)
Cash, cash equivalents and restricted cash at the beginning of the period	152,499	110,660
Cash, cash equivalents and restricted cash at the end of the period	$159,635	$104,258
Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to Consolidated Statements of Cash Flows
Cash and cash equivalents	$110,708	$73,569
Restricted cash	48,927	30,689
Cash, cash equivalents and restricted cash at the end of the period	$159,635	$104,258
Supplemental disclosure of cash flow information:
Interest paid	$22,280	$30,326
Non-cash activities:
Write-offs of receivables	$545	$1
Write-offs of retired assets and liabilities	3,960	24,059
Change in liability for capital expenditures	44	2,082
Net liabilities transferred at sale of real estate investments	283	(82)
Net liabilities assumed at acquisition	8	418
Change in issuance of common stock receivable and redemption of common stock payable	6,424	2,759
Change in accrued offering costs	(3,241)	(1,573)
Investments in real estate and settlement of financing obligations in exchange for OP Units	96,018	—
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
JLL Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of healthcare, industrial, residential, retail and other properties and real estate-related assets located in the United States. Over time, our real estate portfolio may be further diversified through the acquisition of properties and real estate-related assets outside of the United States. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of March 31, 2026, we owned interests in a total of 139 properties and nearly 2,430 single-family rental homes located in 29 states.
We own substantially all of our assets through JLLIPT Holdings, LP, a Delaware limited partnership (our “operating partnership”), of which we are a limited partner. JLLIPT Holdings GP, LLC, our wholly owned subsidiary, is the sole general partner. The use of our operating partnership to hold substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). By using an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his or her property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership ("OP Units") and defer taxation of gain until the OP Units are disposed of in a taxable transaction. As of March 31, 2026, we raised aggregate proceeds from the issuance of OP Units in our operating partnership of $1,193,436, and owned directly or indirectly 69.4% of the OP Units of our operating partnership. The remaining 30.6% of the OP Units are held by third parties.
On October 1, 2012, we commenced our initial public offering of common stock and since that time we have offered shares of our common stock in various public offerings registered with the Securities and Exchange Commission (the "SEC"). On June 6, 2025, our most recent public offering (the "Current Public Offering") of up to $1,500,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, was declared effective by the SEC. As of March 31, 2026, we have raised aggregate gross proceeds from the sale of shares of our common stock in our public offerings of approximately $4,300,000, with approximately $156,900 raised in the Current Public Offering. We intend to continue to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering.
In addition to our public offerings, on March 3, 2015, we commenced a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated thereunder of up to $350,000 in shares of our Class N (formerly Class D) common stock with an indefinite duration (the "Class N Private Offering"). As of March 31, 2026, we have raised aggregate gross proceeds of $98,188 in the Class N Private Offering.
On October 7, 2025, we commenced a continuous private offering (the "Continuous Private Offering") of four new classes of common stock, each with par value $0.01 per share: Class D, Class I, Class S, and Class Z common stock. The Continuous Private Offering is exempt from registration under the Securities Act pursuant to Rule 506(b) of Regulation D. As of March 31, 2026, we have raised aggregate gross proceeds of $19,635 in the Continuous Private Offering.
In addition, on October 16, 2019, we, through our operating partnership, initiated a program (the “DST Program”), and on August 6, 2024, our board of directors approved an increase to raise up to a total of $3,000,000 in private placements exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts ("DSTs") holding real properties ("DST Properties"), which may be sourced from our real properties or from third parties. As of March 31, 2026, we have raised approximately $2,400,000 of aggregate gross proceeds from our DST Program.
From our inception to March 31, 2026, we have received approximately $7,637,000 in gross offering proceeds from various public and private offerings of shares of our common stock, issuance of OP Units as well as aggregate gross proceeds from our DST Program.

LaSalle acts as our external advisor pursuant to the advisory agreement among us, our operating partnership and LaSalle (the "Advisory Agreement"). The term of our Advisory Agreement expires June 5, 2027, subject to an unlimited number of successive one-year renewals. Our Advisor, a registered investment advisor with the SEC, has broad discretion with respect to our investment decisions and is responsible for selecting our investments and for managing our investment portfolio pursuant to the terms of the Advisory Agreement. Our executive officers are employees of and compensated by our Advisor. We have no employees, as all operations are managed by our Advisor.
LaSalle is a wholly owned but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of March 31, 2026, JLL and its affiliates owned an aggregate of 2,521,801 Class M-I shares and 8,726,003 Class N shares, all of which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a value as of March 31, 2026 of approximately $126,338.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC on March 26, 2026 (our “2025 Form 10-K”) and should be read in conjunction with such consolidated financial statements and related notes. The following notes to these interim consolidated financial statements highlight changes to the notes included in the December 31, 2025 audited consolidated financial statements included in our 2025 Form 10-K and present interim disclosures as required by the SEC.
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
As of March 31, 2026, our VIEs include The District at Howell Mill, Grand Lakes Marketplace, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, 15890 Bernardo Center Drive, Single-Family Rental Portfolio I and II due to the joint venture structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us. As of March 31, 2026, the total assets and liabilities of our consolidated VIEs were $1,007,415 and $514,416, respectively, compared to $1,014,556 and $513,813, respectively, as of December 31, 2025. The liabilities of these VIEs include mortgage notes payable specifically related to the real estate investments of these VIEs. Such amounts are included in our Consolidated Balance Sheets.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs and our operating partnership. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests will increase for the minority members’ share of net income of these entities and contributions and decrease for the minority members’ share of net loss and distributions. As of March 31, 2026, noncontrolling interests represented the minority members’ proportionate share of The District at Howell Mill, a consolidated joint venture and our operating partnership.
Redeemable noncontrolling interests represent noncontrolling interests that are redeemable at the option of the holder or in circumstances out of our control and therefore are accounted for as temporary equity. The carrying amount of the redeemable noncontrolling interests is adjusted over time on an accretive basis to reflect the fair value at the time the noncontrolling interest becomes redeemable by the holder. Changes in the redemption value of redeemable noncontrolling interests are recorded as an allocation of additional paid in capital on our Consolidated Statements of Equity. We have redeemable noncontrolling interests that relate to Grand Lakes Marketplace, 4211 Starboard Drive, 13500 Danielson Drive, 2840 Loker Ave, 15890 Bernardo Center Drive and Single-Family Rental Portfolio I and II as of March 31, 2026. As of March 31, 2026, $29,294 related to these third party joint ventures were included in Redeemable noncontrolling interests on our Consolidated Balance Sheet of which $8,739 is immediately puttable by the holder of the noncontrolling interest.
Certain of our joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of its outside joint venture partners.

The carrying amount of our noncontrolling interests reflected in equity are as follows:

	March 31, 2026	December 31, 2025
Interests in the partnership equity of the operating partnership	$605,224	$563,394
Noncontrolling interest in consolidated joint ventures	3,765	3,774
Total noncontrolling interests reflected in equity	$608,989	$567,168
Redeemable equity interests represent common shares that are redeemable at the option of the holder under conditions out of our control and therefore are accounted for as temporary equity. The carrying value of the redeemable equity interest will be reported at the higher of the initial investment value or the current fair value of the shares held as redeemable equity. Changes in redemption value of redeemable equity are recorded as an allocation of additional paid in capital on our Consolidated Statements of Equity. We have redeemable equity related to 8,726,003 shares of Class N common stock.
The interim financial data as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $160,964 and $153,849 at March 31, 2026 and December 31, 2025, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $22,469 and $21,481 at March 31, 2026 and December 31, 2025, respectively, on the accompanying Consolidated Balance Sheets.
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
Real estate fund investments accounted for under the fair value option are stated at the fair value of our ownership in the fund. The fair value is recorded based upon changes in the NAV of the limited partnership as determined from the financial statements of the real estate fund. During the three months ended March 31, 2026, we recorded a net unrealized loss classified within the Level 3 category of $681 and during the three months ended March 31, 2025 we recorded a net increase in fair value classified within the Level 3 category of $1,996, which related to our investments in the NYC Retail Portfolio (as defined below) and the Single-Family Rental Portfolio I (as defined below) (see Note 4—Unconsolidated Real Estate Affiliates and Fund Investments). Our investment in Single-Family Rental Portfolio I was consolidated on April 23, 2025 and a final unrealized gain was recorded (see Note 3—Property).

During the three months ended March 31, 2025, we recorded impairment charges in our unconsolidated investment in Pioneer Tower within the Level 3 category of $917 utilizing a capitalization rate of 7.5% and a discount rate of 10.0% to reflect our investment at its estimated fair value. The impairment is recorded within loss from unconsolidated real estate affiliates on our Consolidated Statement of Operations and Comprehensive Income.
Additionally, as of March 31, 2026 we have approximately $1,191,000 of financial obligations related to our DST Program that have been valued within the Level 3 category utilizing a range of capitalization rates of 5.5% to 6.0% and a range of discount rates of 7.0% to 7.75%.
We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our consolidated mortgage notes and other debt payable using Level 2 inputs was $75,829 and $67,827 lower than the aggregate carrying amounts at March 31, 2026 and December 31, 2025, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon extinguishment of our mortgage notes and other debt payable.
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
As of March 31, 2026, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$388,000
Interest Rate Swaps	7	381,290
Interest Rate Collars	3	350,000
The fair value of our interest rate derivatives represent assets of $7,618 and liabilities of $270 at March 31, 2026, and assets of $444 at December 31, 2025.
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
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires additional disclosure of the nature of expenses included in the income statement. The effective date will be for the fiscal years beginning after December 15, 2026. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements and footnotes.

NOTE 3—PROPERTY
The primary reason we make acquisitions of real estate investments in the healthcare, industrial, residential, retail and other property sectors is to invest capital contributed by stockholders in a diversified portfolio of real estate assets. The residential sector includes apartment properties and single-family rental homes.
Acquisitions
On February 27, 2026, we acquired West Boston Medical Center, a 53,000 square foot healthcare property located in Watertown, Massachusetts for approximately $32,150. The acquisition was funded with cash on hand.
We allocated the purchase price for our 2026 acquisitions in accordance with authoritative guidance as follows:

2026 Acquisitions
Land	$11,192
Building and equipment	11,056
In-place lease intangible (acquired intangible assets)	10,949
Below-market lease intangible (acquired intangible liabilities)	(891)
$32,306
Amortization period for intangible assets and liabilities	15 Years
Dispositions
On January 27, 2026, we sold Dylan Point Loma, a 180-unit residential building located in San Diego, California for approximately $91,000 less closing costs. In connection with the disposition, the mortgage loan associated with the property of $37,175 was retired. We recorded a gain on the sale of the property of approximately $13,000 and a loss on the extinguishment of debt of approximately $200.
NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
In addition to investments in consolidated properties, we may make investments in real estate, which are classified as unconsolidated real estate affiliates under GAAP.
Unconsolidated Real Estate Affiliates
The following represent our unconsolidated real estate affiliates accounted for under the equity method of accounting as of March 31, 2026 and December 31, 2025:

				Carrying Amount of Investment
Property	Property Type	Location	Acquisition Date	March 31, 2026	December 31, 2025
Chicago Parking Garage	Other	Chicago, IL	December 23, 2014	$12,192	$12,318
Pioneer Tower	Healthcare	Portland, OR	June 28, 2016	37,721	38,970
The Tremont	Residential	Burlington, MA	July 19, 2018	22,366	22,346
The Huntington	Residential	Burlington, MA	July 19, 2018	9,165	8,953
Siena Suwanee Town Center	Residential	Suwanee, GA	December 15, 2020	29,938	30,293
Kingston at McLean Crossing	Residential	McLean, VA	December 3, 2021	—	24,400
Total				$111,382	$137,280

Summarized Combined Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

	March 31, 2026	December 31, 2025
Net investments in real estate	$265,242	$376,551
Acquired intangible assets, net	7,711	7,760
Other assets	7,868	6,950
Total assets	$280,821	$391,261

Mortgage notes and other debt payable	$98,519	$178,682
Acquired intangible liabilities, net	342	449
Other liabilities	2,630	3,196
Total liabilities	101,491	182,327
Members’ equity	179,330	208,934
Total liabilities and members' equity	$280,821	$391,261
Company Investments in Unconsolidated Real Estate Affiliates—Equity Method Investments

	March 31, 2026	December 31, 2025
Members’ equity	$179,330	$208,934
Less: other members' equity	(12,768)	(16,505)
Basis differential	(55,180)	(55,149)
Investments in unconsolidated real estate affiliates	$111,382	$137,280
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Total revenues	$6,780	$9,288
Total operating expenses	5,195	6,363
Operating income	$1,585	$2,925
Total other expenses/(income)	1,243	2,055
Net income	$342	$870
Company Equity in Income of Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net income of unconsolidated real estate affiliates	$342	$870
Other members’ share of net income	(209)	(164)
Impairment of investments in unconsolidated real estate affiliates	—	(917)
Company equity in income (loss) of unconsolidated real estate affiliates	$133	$(211)
Kingston at McClean
On January 30, 2026, the joint venture owning Kingston at McClean Crossing, a 319-unit residential building located in McClean, Virginia sold the property for approximately $144,500 less closing costs. In connection with the disposition, the mortgage loan associated with the property of $80,000 was retired. We recorded a gain on the sale of the unconsolidated affiliate in the amount of $20,949.

NYC Retail Portfolio
On December 8, 2015, a wholly owned subsidiary of ours acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of March 31, 2026, the NYC Retail Portfolio owned six retail properties totaling approximately 1,790,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens and New Jersey. We have unfunded commitments of $7,737.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. As of March 31, 2026 and December 31, 2025, the carrying amount of our investment in the NYC Retail Portfolio was $59,062 and $58,721, respectively. During the three months ended March 31, 2026, we recorded a decrease in fair value of our investment in the NYC Retail Portfolio of $681. During the three months ended March 31, 2026, we made capital contributions of $1,022 and received no distributions from Madison NYC Core Retail Partners, L.P. During the three months ended March 31, 2025, we recorded a decrease in fair value of our investment in the NYC Retail Portfolio of $2,870. During the three months ended March 31, 2025, we made no capital contributions and received no distributions from Madison NYC Core Retail Partners, L.P.
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
At acquisition on August 5, 2021, we made the election to account for our equity interest in the Single-Family Rental Portfolio I under the fair value option. Upon the restructure of our investment on April 23, 2025, we account for our 95% controlling interest under historical cost basis. During the three months ended March 31, 2025, we received distributions of income totaling $698, which increased income from unconsolidated real estate affiliates and we received return of capital distributions totaling $256, which reduced the carrying amount of our investment. During the three months ended March 31, 2025, we recorded an increase in the fair value of our investment in the Single-Family Rental Portfolio I of $4,866.
Summarized Combined Balance Sheets—NYC Retail Portfolio—Fair Value Option Investments

	March 31, 2026	December 31, 2025
Investment in real estate ventures	$207,705	$209,737
Cash	3	220
Other assets	13	15
Total assets	$207,721	$209,972

Total liabilities	$53,733	$53,173
Partners' capital	153,988	156,799
Total liabilities and partners' capital	$207,721	$209,972

Summarized Statement of Operations—NYC Retail Portfolio and Single-Family Rental Portfolio I—Fair Value Option Investments (Single-Family Rental Portfolio I presented through consolidation date of April 23, 2025)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Total revenue	$—	$20,254

Net investment (loss) income	(703)	6,680
Net unrealized loss on investment in real estate ventures	(2,058)	(5,393)
Net (loss) income	$(2,761)	$1,287
NOTE 5—MORTGAGE NOTES RECEIVABLE
Mortgage notes receivable, including related accrued interest receivable, consists of first mortgage loans originated by us and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes receivable are initially recorded at the amount advanced to the borrower less allowance for credit loss, if applicable. As of March 31, 2026, no allowance for credit loss has been recorded. Interest income is recognized monthly and includes the stated interest less the amortization of any financing costs. Mortgage notes receivables that we enter into may include commitments to fund incremental amounts to our borrowers after the initial closing. Our mortgage notes receivable consist of the following as of March 31, 2026:

Loan Secured By	Location	Origination Date	Maturity Date	Loan Type	Interest Rate (SOFR +) (1)	Loan Amount	Unfunded Amount
Residential	Tomball, TX	December 20, 2024	December 15, 2027	Interest Only	3.00	32,000	—
________
(1)    One month term SOFR.
NOTE 6—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2055 and consist of the following:

	Maturity/Extinguishment Date	Fixed / Floating	Interest Rate	Amount payable as of
				March 31, 2026	December 31, 2025
Mortgage notes payable (1)(2)	June 1, 2026 - June 1, 2055	Fixed / Floating	2.41% - 6.16%	$1,485,898	$1,468,211
Revolving line of credit	March 13, 2028	Fixed / Floating	5.15	—	85,000
Term loan	March 13, 2028	Fixed	4.77	400,000	400,000
Total				$1,885,898	$1,953,211
Net debt discount on assumed debt and debt issuance costs				(29,799)	(23,100)
Mortgage notes and other debt payable, net				$1,856,099	$1,930,111

Dylan Point Loma (3)				$—	$37,169
Mortgage notes and other debt payable of property held for sale				$—	$37,169

________
(1)    During the three months ended March 31, 2026, we repaid the mortgage notes payable related to Dylan Point Loma in the amount of $37,175.
(2)    During the three months ended March 31, 2026, we entered into a mortgage note payable related to West Boston Medical Center in the amount of $19,290.
(3) The property associated with this mortgage note payable was classified as held for sale as of December 31, 2025.

Aggregate future principal payments of mortgage notes payable and other debt payable as of March 31, 2026 are as follows:

Year	Amount
2026	$155,662
2027	447,349
2028	536,118
2029	84,200
2030	275,855
Thereafter	386,714
Total	$1,885,898
Credit Facility
On March 12, 2026, we entered into an amended credit agreement providing for a $1,000,000 revolving line of credit and unsecured term loan (collectively, the “Credit Facility”) with a syndicate of ten lenders led by JPMorgan Chase Bank. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. The $1,000,000 Credit Facility consists of a $600,000 revolving credit facility (the “Revolving Credit Facility”) and a $400,000 term loan (the “Term Loan”). The primary interest rate for the Revolving Credit Facility is based on one-month SOFR (“Term SOFR”), plus a margin ranging from 1.25% to 1.95%, depending on our total leverage ratio. The primary interest rate for the Term Loan is based on Term SOFR, plus a margin ranging from 1.20% to 1.90%, depending on our total leverage ratio. The maturity date of both the Revolving Credit Facility and the Term Loan is March 13, 2028. The Credit Facility contains three, twelve-month extension options at our election. Based on our current total leverage ratio, we can elect to borrow at Term SOFR plus 1.25% and Term SOFR plus 1.20% for the Revolving Credit Facility and Term Loan, respectively, or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by JPMorgan Chase Bank., and (c) Term SOFR plus 1.0%, plus (ii) a margin ranging from 0.30% to 0.95% for base rate loans under the Revolving Credit Facility or a margin ranging from 0.20% to 0.90% for base rate loans under the Term Loan. If the “base rate” is less than 0.0%, it will be deemed to be 0.0% for purposes of the Credit Facility.
We intend to use the Revolving Credit Facility to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or our financial condition taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of March 31, 2026, we believe no material adverse effects had occurred. We expect to utilize our cash on hand and Credit Facility capacity to extinguish mortgage notes maturing in 2026, fund redemptions and other general corporate needs.
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
At March 31, 2026, we had no balance outstanding under the Revolving Credit Facility at Term SOFR plus 1.25% and $400,000 outstanding under the Term Loan at Term SOFR plus 1.20%. We entered into swap and collar agreements for $650,000 of the Credit Facility to fix the floating rate SOFR at an average of 3.87% (all in rate of 5.07% to 5.12% at March 31, 2026). The interest rate swap and collar agreements mature between April 28, 2027 and April 28, 2030.
Covenants
At March 31, 2026, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at March 31, 2026 and December 31, 2025 was $18,788 and $17,951, respectively.

NOTE 7—COMMON STOCK AND OP UNITS
As of March 31, 2026, we have nine classes of common stock: Class A, Class M, Class A-I, Class M-I, Class D, Class I, Class N, Class S, and Class Z. The fees payable to LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor and the dealer manager for our offerings (the "Dealer Manager"), with respect to each outstanding share of each class, as a percentage of NAV, are as follows:

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
(2)     We accrue all future stockholder servicing fees up to the 10% regulatory limitation as Accrued offering costs on our Consolidated Balance Sheets on the date of sale of our common stock. For Class A, Class M and Class A-I shares, we accrue for future stockholder servicing fees up to the 10% regulatory limit. For Class D, Class S and Class Z shares, we accrue for future stockholder servicing fees based on the estimated life of the shares held by stockholders of such share classes. For Class D, Class S and Class Z shares, we accrue for future stockholder servicing fees based on an estimated life of the shares held by stockholders of such share classes. For NAV calculation purposes, stockholder servicing fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee. Each Class A, Class M and Class A-I share sold in a public offering will automatically convert into the number of Class M-I shares based on the then-current applicable NAV of each class on the date following the termination of the primary portion of such public offering in which we, with the assistance of the Dealer Manager, determine that total underwriting compensation paid with respect to such public offering equals 10% of the gross proceeds from the primary portion of such public offering.
(3)     Shares of Class D, I, N, S, and Z common stock are only being offered pursuant to our private offering.
The selling commissions and stockholder servicing fees are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock, which includes those accounted for as redeemable equity, for the three months ended March 31, 2026 were as follows:

	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Class I Shares	Class N Shares	Class S Shares	Class Z Shares
Balance, December 31, 2025	79,656,280	19,403,439	2,668,862	98,568,620	—	272,469	11,133,373	317,022	—
Issuance of common stock	879,679	351,010	112,047	1,566,128	—	507,356	—	642,780	—
Repurchase of common stock	(4,133,501)	(596,430)	—	(3,295,390)	—	—	—	—	—
Share conversions	(156,030)	33,038	—	122,860	—	—	—	—	—
Balance, March 31, 2026	76,246,428	19,191,057	2,780,909	96,962,218	—	779,825	11,133,373	959,802	—
Included above is 8,726,003 of Class N shares that are classified as redeemable equity on our Consolidated Balance Sheets.

Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan, as stock compensation and accounted for as redeemable equity, for the three months ended March 31, 2026 were as follows:

	Three Months Ended March 31, 2026
	# of shares	Amount
Class A Shares	879,679	$9,928
Class M Shares	351,010	3,950
Class A-I Shares	112,047	1,262
Class M-I Shares	1,566,128	17,610
Class I Shares	507,356	5,711
Class S Shares	642,780	7,239
Total		$45,700
Deferred Stock Units
Pursuant to our independent directors compensation plan, our independent directors may elect to receive their annual stock compensation in deferred stock units in lieu of issuing common shares. Deferred stock units are elected on an annual basis. Distributions on the deferred stock units will be accrued as additional deferred stock units and deferred. The deferred stock units will be issued to the independent directors based on a specific date elected by the director at time of election or at the time of separation from service from the Company and are convertible on a 1-for-1 basis into shares of Class I shares. For the three months ended March 31, 2026, we issued 19,716 deferred stock units for $222 under the directors compensation plan. The outstanding deferred stock units are presented on our Consolidated Balance Sheets within Accounts payable and other accrued expenses.
Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the three months ended March 31, 2026, we honored 100% of repurchase requests we received and repurchased 8,025,321 shares of common stock in the amount of $90,201. During the three months ended March 31, 2025, we honored 100% of repurchase requests we received and repurchased 8,445,515 shares of common stock in the amount of $97,139. As of March 31, 2026, we had 8,726,003 of Class N shares outstanding that are classified as redeemable equity which is not subject to our share repurchase plan and are redeemable at the option of the holder under conditions out of our control.
Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock and OP Units may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares or unit being purchased on the distribution date. For the three months ended March 31, 2026, we issued 1,551,267 shares of common stock for $17,433 under the distribution reinvestment plan. For the three months ended March 31, 2025, we issued 1,723,905 shares of common stock for $19,650 under the distribution reinvestment plan.
Operating Partnership Units
Our operating partnership may issue OP Units to DST investors upon exercising its fair market value purchase option in exchange for their beneficial interests in such DST Properties, which are recorded as financing obligations (see Note 8—DST Program). Our operating partnership may also issue OP Units in connection with certain acquisitions from third parties. After a one-year holding period, holders of OP Units generally have the right to cause our operating partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both. During the three months ending March 31, 2026, we issued a total of 8,586,308 OP Units with a value of $96,018. During the three months ending March 31, 2025, we did not issue any OP Units. During the three months ending March 31, 2026, we redeemed a total of 1,683,082 OP Units for $18,883. During the three months ended March 31, 2025, we redeemed a total of 1,268,867 OP Units for $14,561.

Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting, printing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC, or in a private placement, and in the various states and filing fees incurred by our Advisor. LaSalle agreed to fund our organization and offering expenses for the Current Public Offering until June 6, 2025, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Current Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Current Public Offering period (other than selling commissions and stockholder servicing fees) as and when incurred. After the termination of the Current Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Current Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of March 31, 2026 and December 31, 2025, LaSalle has paid $4,474 and $3,049, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in Accrued offering costs on the Consolidated Balance Sheets.
Earnings Per Share
Basic per share amounts are based on the weighted average of shares outstanding of 209,490,435, and 224,975,230 for the three months ended March 31, 2026 and 2025, respectively. We have no dilutive or potentially dilutive securities.
We compute net income per share for Class A, Class M, Class A-I, Class M-I, Class D, Class I, Class N, Class S, and Class Z common stock using the two-class method. Our Advisor may earn a performance fee (see Note 10—Related Party Transactions), which may impact the net income of each class of common stock differently. In periods where no performance fee is recognized in our Consolidated Statements of Operations and Comprehensive Income, the net income per share will be the same for each class of common stock. No performance fee is recognized for the three months ended March 31, 2026 and 2025.
Basic and diluted net income per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. We have not issued any dilutive or potentially dilutive securities, and thus the basic and diluted net income per share for a given class of common stock is the same for each period presented.
The following table sets forth the computation of basic and diluted net income per share for each class of our common stock with shares outstanding:

	Three Months Ended March 31, 2026
	Class A	Class M	Class A-I	Class M-I	Class I	Class N	Class S
Basic net income per share:
Allocation of net income before advisory fees	$8,967	$2,220	$309	$11,205	$67	$1,282	$75
Allocation of advisory fees	(2,697)	(669)	(93)	(3,373)	(16)	(385)	(18)
Total	$6,270	$1,551	$216	$7,832	$51	$897	$57
Weighted average number of common shares outstanding	77,861,290	19,278,098	2,680,981	97,301,045	580,861	11,133,373	654,787
Basic net income per share:	$0.08	$0.08	$0.08	$0.08	$0.09	$0.08	$0.09

	Three Months ended March 31, 2025
	Class A	Class M	Class A-I	Class M-I	Class N
Basic and diluted net loss per share:
Allocation of net loss before advisory fees	$(2,169)	$(499)	$(73)	$(2,535)	$(272)
Allocation of advisory fees	—	—	—	—	—
Total	$(2,169)	$(499)	$(73)	$(2,535)	$(272)
Weighted average number of common shares outstanding	87,911,976	20,238,902	2,974,611	102,813,323	11,036,418
Basic and diluted net loss per share:	$(0.02)	$(0.02)	$(0.02)	$(0.02)	$(0.02)

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
The sale of beneficial interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by the operating partnership and as such, the property will remain on our books and records. The proceeds received from each DST offering will be accounted for as a financing obligation on the Consolidated Balance Sheets. Upfront costs for legal work and debt placement costs for the DST are reimbursed by DST investors and are accounted for as deferred loan costs and are netted against the financing obligation. As of March 31, 2026, there are no costs to be reimbursed.
Under the master lease, we are responsible for subleasing the DST Property to tenants, for covering all costs associated with operating the underlying DST Property, and for paying base rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes), the DST Properties are included in our consolidated financial statements. Commencing on October 1, 2023, we have elected the fair value option for DSTs launching after that date and as such the financial obligation will be remeasured on a recurring basis. We account for payments made to the DST under the master lease as a reduction of our financial obligations prior to remeasuring the fair value. During the three months ended March 31, 2026, we recorded $17,877 of net unrealized loss on financing obligations related to DST Programs for which we elected the fair value option which was inclusive of payments made under the master lease of $15,558 during the three months ended March 31, 2026. During the three months ended March 31, 2025, we recorded $7,132 of net unrealized loss on financing obligations related to DST Programs for which we elected the fair value option which was inclusive of $8,340 of payments made under the master lease.
For programs launched prior to October 1, 2023, we accounted for the master lease rent payments as interest expense. For these programs we recorded interest expense related to the master lease in the amounts of $166 and $5,921, respectively, during the three months ended March 31, 2026 and 2025. Additionally for these programs we recognize non-cash interest expense over the expected period until exercising of the fair market value purchase option for properties that have increased in fair value. We recognize non-cash interest income (recorded as a reduction to interest expense) at exercise of the fair market value purchase option for properties that have decreased in fair value in addition to when properties have decreased in fair value following initial periods when the fair value has increased. We incurred non-cash interest income of $112, for the three months ended March 31, 2026. We incurred non-cash interest expense of $1,575 and non-cash interest income of $887, respectively, for the three months ended March 31, 2025. During the three months ended March 31, 2026, we exercised the fair value option for the final program launched prior to October 1, 2023.
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

As of March 31, 2026, we have sold approximately $2,400,000 of interests related to the DST Program. As of March 31, 2026, the following properties are included in our DST Program:

140 Park Ave	Jory Trail at the Grove	North Boston Medical Center
47 National Way	Whitestone Market	North Tampa Surgery Center
Taunton Distribution Center	Kierland Village Center	8600 NE 82nd Street
Townlake of Coppell	Pinecone Apartments	200 Lewis
Haven North Andover	Miramont Apartments	1225 Michael Drive
Woodlawn Point	Glendale Distribution Center	1300 Michael Drive
Elgin Distribution Center	DFW Distribution Center	1350 Michael Drive
Grand Prairie Distribution Center	Skokie Center	2501 Allan Drive
Oak Street Lofts	Louisville Distribution Center	2601 Allan Drive
Woodside Trumbull Apartments	Silverado Square	1301 Mittel Drive
Chandler Distribution Center	Roeland Park Medical Office
NOTE 9—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties, excluding those classified as held for sale and those from residential properties which are short term, generally 12 months or less, based on operating leases in place at March 31, 2026 are as follows:

Year	Amount
2026	$167,736
2027	209,292
2028	201,202
2029	179,284
2030	155,604
Thereafter	530,736
Total	$1,443,854
 Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the three months ended March 31, 2026, no individual tenant accounted for greater than 10% of minimum base rents.
NOTE 10—RELATED PARTY TRANSACTIONS
Pursuant to the Advisory Agreement with LaSalle, we pay a fixed advisory fee of 1.25% of our NAV calculated daily. The Advisory Agreement allows for a performance fee to be earned for each share class based on the total return of that share class or OP Unit during the calendar year. The performance fee is calculated as 10% of the return in excess of 7% per annum. The term of our Advisory Agreement expires June 5, 2027, subject to an unlimited number of successive one-year renewals. Effective during the period from October 7, 2025 through December 31, 2026 (the “Waiver Period”), the Advisor has agreed to waive 20% of the fixed component of the advisory fees otherwise payable to the Advisor with respect to (i) the NAV of the operating partnership attributable to Class D, Class I, Class S and Class Z OP Units (corresponding to Class D, Class I, Class S and Class Z shares), and (ii) the NAV of any assets held by us outside of the Operating Partnership attributable to Class D, Class I, Class S and Class Z shares, effectively reducing the amount of such fixed component advisory fees from 1.25% to 1.0% of the applicable NAV over the Waiver Period. The Waiver Period will end as of December 31, 2026, and will not be extended. Following December 31, 2026, the fixed component of the advisor fee will be 1.25% of the applicable NAV of our operating partnership and us.
The fixed advisory fees for the three months ended March 31, 2026 and 2025 were $10,321 and $9,834, respectively. There were no performance fees for the three months ended March 31, 2026 and 2025. Included in Advisor fees payable at March 31, 2026 and December 31, 2025 were $3,539 and $3,549 of fixed fee expense, respectively, and no performance fee expenses.

Additionally, we reimburse LaSalle for employment costs of employees of the Advisor for performing certain services for the Company. For the three months ended March 31, 2026 and 2025, JLL Americas was paid $2,027 and $1,668, respectively.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, for property management, construction management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the three months ended March 31, 2026 and 2025, JLL Americas was paid $903 and $948, respectively.
We pay the Dealer Manager selling commissions and stockholder servicing fees in connection with our offerings. For the three months ended March 31, 2026 and 2025, we paid the Dealer Manager selling commissions and stockholder servicing fees totaling $3,099 and $2,924, respectively. A majority of the selling commissions and stockholder servicing fees are reallowed to participating broker-dealers. Included in Accrued offering costs at March 31, 2026 and December 31, 2025 were $203,067 and $201,251 of future stockholder servicing fees payable, respectively.
As of March 31, 2026 and December 31, 2025, we owed $4,474 and $3,049, respectively, for organization and offering costs paid by LaSalle (see Note 7—Common Stock and OP Units). These costs are included in Accrued offering costs.
LaSalle Investment Management Distributors, LLC also serves as the dealer manager for the DST Program on a “best efforts” basis. Our taxable REIT subsidiary, which is a wholly owned subsidiary of our operating partnership, pays the dealer manager upfront selling commissions, upfront dealer manager fees and placement fees of up to 5.0%, 1.0% and 1.0%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. A majority of upfront selling commissions and dealer manager fees are reallowed to participating broker-dealers. For the three months ended March 31, 2026 and 2025, our taxable REIT subsidiary paid $1,497 and $2,627, respectively, to the Dealer Manager. In addition, the Dealer Manager receives an ongoing investor servicing fee or stockholder servicing fee, as applicable, that is calculated daily on a continuous basis from year to year equal to 1/365th of (a) 0.25% of the total, gross equity offering at the time of syndication, payable by the DSTs; (b) 0.85% of the NAV of each outstanding Class S OP Unit, 0.30% of the NAV of each outstanding Class Z OP Unit and 0.30% of the NAV of each outstanding Class D OP Unit for such day issued in connection with the operating partnership's fair market value option (the "FMV Option"), payable by our operating partnership; and (c) 0.85% of the NAV of each outstanding Class S share, 0.30% of the NAV of each outstanding Class Z share and 0.30% of the NAV of each outstanding Class D share for such day issued in connection with the investors' redemption right, payable by us. The investor servicing fee or stockholder servicing fee, as applicable, may continue for so long as the investor in the DST Program holds beneficial interests, Class Z, Class D or Class S OP Units or Class Z, Class D or Class S shares that were issued in connection with the DST Program. The majority of all investor servicing fees or stockholder servicing fee, as applicable, are reallowed to participating broker-dealers. No investor servicing fee or stockholder servicing fee, as applicable, will be paid on Class M-I OP Units or Class M-I shares. For the three months ended March 31, 2026 and 2025, the DSTs paid $810 and $772, respectively, in investor servicing fees to the Dealer Manager in connection with the DST Program.
LaSalle also serves as the manager for the DST Program. Each DST may pay the manager a management fee equal to a to-be-agreed upon percentage of the total equity of such DST. For the three months ended March 31, 2026 and 2025, the DSTs paid $486 and $463, respectively, in management fees to our Advisor in connection with the DST Program.
On January 2, 2025, we received $100,000 from the sale of 8,726,003 shares of our Class N shares to Jones Lang LaSalle Co-Investment, Inc. at the per share purchase price of $11.46. As of March 31, 2026, JLL and its affiliates owned an aggregate of 2,521,801 Class M-I shares and 8,726,003 Class N shares and have a value of approximately $126,338 as of March 31, 2026. The 8,726,003 Class N shares are classified as redeemable equity on our Consolidated Balance Sheets.

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
NOTE 12—SEGMENT REPORTING
We have five operating segments: healthcare, industrial, residential, retail and other. Other includes operations of our consolidated parking garage and mortgage notes receivable. Consistent with how our chief operating decision maker ("CODM") reviews and manages our properties, the financial information summarized below is presented by operating segment for the three months ended March 31, 2026 and 2025. Our CODM is made up of our chief executive officer and two executives of our Advisor's portfolio management group.

Three Months Ended March 31, 2026	Healthcare	Industrial	Residential	Retail	Other	Total
Assets as of March 31, 2026	$649,289	$2,086,867	$1,956,110	$611,486	$52,713	$5,356,465
Assets as of December 31, 2025	625,069	2,093,203	2,047,655	613,733	52,636	5,432,296

Capital expenditures by segment	$831	$2,885	$5,078	$2,558	$—	$11,352

Revenues:
Rental revenue	$17,150	$41,462	$41,141	$14,825	$71	$114,649
Other revenue	2,213	321	1,605	239	456	4,834
Interest on mortgage notes receivable	—	—	—	—	540	540
Total revenues	$19,363	$41,783	$42,746	$15,064	$1,067	$120,023
Adjustments to total revenues(1)	(545)	(1,659)	(706)	(1,018)	4	(3,924)
Total segment revenue	$18,818	$40,124	$42,040	$14,046	$1,071	$116,099

Operating expenses:
Real estate taxes	$1,479	$6,542	$6,371	$1,837	$97	$16,326
Property operating	3,682	3,375	11,374	2,508	147	21,086
Property general and administrative	94	146	110	160	22	532
Total operating expenses	$5,255	$10,063	$17,855	$4,505	$266	$37,944
Adjustments to total operating expenses(2)	—	(23)	(280)	(118)	—	(421)
Total segment operating expenses	$5,255	$10,040	$17,575	$4,387	$266	$37,523

Total segment operating income	$13,563	$30,084	$24,465	$9,659	$805	$78,576

Reconciliation to net income
Total segment operating income						$78,576
Elimination of adjustments						3,503
Corporate level revenue and operating expenses						344
Advisor fees						(10,321)
Company level expenses						(2,661)
Depreciation and amortization						(44,227)
Interest expense						(17,230)
Unrealized loss on financial obligation						(17,877)
Loss from unconsolidated real estate affiliates and fund investments						(548)
Gain on disposition of property and extinguishment of debt, net						13,150
Gain on disposition of unconsolidated affiliate						20,949
Net income						$23,658

Reconciliation to total consolidated assets as of March 31, 2026
Assets per reportable segments						$5,356,465
Investment in unconsolidated real estate affiliates, real estate fund investments and corporate level assets						173,151
Total consolidated assets						$5,529,616

Reconciliation to total consolidated assets as of December 31, 2025
Assets per reportable segments						$5,432,296
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						195,083
Total consolidated assets						$5,627,379
________
(1)    Adjustments represent exclusion of straight-line rent and amortization of above and below lease intangibles as well as amounts attributable to our joint venture partner's share of total revenues.
(2)    Adjustments represent amounts attributable to our joint venture partner's share of total operating expenses.

Three Months Ended March 31, 2025	Healthcare	Industrial	Residential	Retail	Other	Total

Capital expenditures by segment	$1,682	$2,033	$4,547	$1,996	$—	$10,258

Revenues:
Rental revenue	$16,295	$34,951	$32,204	$12,989	$71	$96,510
Other revenue	447	113	1,298	220	563	2,641
Interest on mortgage notes receivable	—	—	—	—	2,533	2,533
Total revenues	$16,742	$35,064	$33,502	$13,209	$3,167	$101,684
Adjustments to total revenues(1)	(1,166)	(1,518)	(138)	(719)	4	(3,537)
Total segment revenue	$15,576	$33,546	$33,364	$12,490	$3,171	$98,147
Operating expenses:
Real estate taxes	$1,538	$5,873	$4,930	$1,681	$106	$14,128
Property operating expenses	3,571	2,899	8,975	2,335	205	17,985
Property general and administrative	80	73	24	101	27	305
Total operating expenses	$5,189	$8,845	$13,929	$4,117	$338	$32,418
Adjustments to total operating expenses(2)	—	(19)	(56)	(105)	—	(180)
Total segment operating expenses	$5,189	$8,826	$13,873	$4,012	$338	$32,238

Total segment operating income	$10,387	$24,720	$19,491	$8,478	$2,833	$65,909

Reconciliation to net income
Total segment operating income						$65,909
Elimination of adjustments						3,357
Corporate level revenue and operating expenses						(379)
Advisor fees						(9,834)
Company level expenses						(1,898)
Depreciation and amortization						(34,734)
Interest on mortgage note receivable						$—
Interest expense						(26,975)
Unrealized loss on financial obligation						(7,132)
Income from unconsolidated real estate affiliates and fund investments						2,483
Gain on disposition of property and extinguishment of debt, net						2,434
Net loss						$(6,769)
________
(1)    Adjustments represent exclusion of straight-line rent and amortization of above and below lease intangibles as well as amounts attributable to our joint venture partner's share of total revenues.
(2)    Adjustments represent amounts attributable to our joint venture partner's share of total operating expenses.
NOTE 13—SUBSEQUENT EVENTS
On April 17, 2026, we acquired 4337 Allpoints Drive, a 605,000 square foot industrial property addition to our Whitestown Distribution Center portfolio, located in Whitestown, Indiana for approximately $60,250. The acquisition was funded with cash on hand and a draw on our Revolving Credit Facility.
On May 4, 2026, we sold 4211 Starboard Drive, a 130,000 square foot industrial property located in Fremont, California for approximately $61,000 less closing costs. In connection with the disposition, the mortgage loan associated with the property of $20,164 was retired. We estimate a gain on the sale of the property in the amount of $27,000.
*  *  *  *  *  *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
$ in thousands, except per share amounts
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2025 Form 10-K and our periodic reports filed with the SEC.
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
Our primary business is the ownership and management of a diversified portfolio of healthcare, industrial, residential, retail and other properties primarily located in the United States and debt and equity interests backed principally by real estate, which we refer to as "real estate-related assets," located in the United States. The healthcare segment includes a small allocation to traditional office properties. The residential segment includes apartment properties and single-family rental homes. It is expected that over time our real estate portfolio will be further diversified on a global basis and complemented further by additional investments in real estate-related assets.
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

Estimated Percent of Fair Value as of March 31, 2026:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three months ended March 31, 2026 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K.

Properties
Properties owned at March 31, 2026, including DST Properties, are as follows:

					Percentage Leased as of March 31, 2026
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Healthcare Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100%	228,000	100%
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	93
Genesee Plaza
9333 Genesee Avenue	San Diego, CA	July 2, 2019	100	80,000	90
9339 Genesee Avenue	San Diego, CA	July 2, 2019	100	81,000	90
Fountainhead Corporate Park
Fountainhead Corporate Park I	Tempe, AZ	February 6, 2020	100	167,000	91
Fountainhead Corporate Park II	Tempe, AZ	February 6, 2020	100	128,000	78
170 Park Avenue	Florham Park, NJ	February 2, 2021	100	147,000	100
9101 Stony Point Drive	Richmond, VA	September 15, 2021	100	87,000	100
North Tampa Surgery Center	Odessa, FL	October 8, 2021	100	13,000	100
Duke Medical Center	Durham, NC	December 23, 2021	100	60,000	98
KC Medical Office Portfolio
8600 NE 82nd Street	Kansas City, MO	December 23, 2021	100	11,000	100
1203 SW 7 Highway	Blue Springs, MO	December 23, 2021	100	10,000	100
Roeland Park Medical Office	Roeland Park, KS	December 28, 2021	100	30,000	100
South Reno Medical Center	Reno, NV	December 28, 2021	100	32,000	100
Sugar Land Medical Plaza	Sugar Land, TX	December 30, 2021	100	37,000	100
Cedar Medical Center	Flagstaff, AZ	April 29, 2022	100	26,000	100
North Boston Medical Center	Haverhill, MA	June 28, 2022	100	30,000	100
North Charlotte Medical Center	Stanley, NC	June 28, 2022	100	25,000	100
Grand Rapids Medical Center	Wyoming, MI	July 21, 2022	100	25,000	80
Glendale Medical Center	Los Angeles, CA	July 29, 2022	100	20,000	100
6300 Dumbarton Circle	Fremont, CA	September 15, 2022	100	44,000	100
6500 Kaiser Drive	Fremont, CA	September 15, 2022	100	88,000	100
Greater Sacramento Medical Center	Rancho Cordova, CA	September 16, 2022	100	18,000	100
Naperville Medical Center	Naperville, IL	March 28, 2025	100	39,000	100
3000 University Center Drive	Tampa, FL	December 12, 2025	100	133,000	100
West Boston Medical Center	Watertown, MA	February 27, 2026	100	53,000	100
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100%	409,000	100%
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
Grand Prairie Distribution Center
3325 West Trinity Boulevard	Grand Prairie, TX	January 22, 2014	100	277,000	100
3324 West Trinity Boulevard	Grand Prairie, TX	May 31, 2019	100	145,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100

1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	100
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	100
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Paine Avenue	Valencia, CA	June 29, 2016	100	117,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	June 29, 2016	100	142,000	100
Mason Mill Distribution Center	Buford, GA	December 20, 2017	100	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	March 29, 2019	100	117,000	100
45630 Northport Loop East	Fremont, CA	March 29, 2019	100	120,000	100
Taunton Distribution Center	Taunton, MA	August 23, 2019	100	200,000	100
Chandler Distribution Center
1725 East Germann Road	Chandler, AZ	December 5, 2019	100	122,000	100
1825 East Germann Road	Chandler, AZ	December 5, 2019	100	89,000	100
Fort Worth Distribution Center	Fort Worth, TX	October 23, 2020	100	351,000	100
Whitestown Distribution Center
4993 Anson Boulevard	Whitestown, IN	December 11, 2020	100	280,000	100
5102 E 500 South	Whitestown, IN	December 11, 2020	100	440,000	100
Louisville Distribution Center	Shepherdsville, KY	January 21, 2021	100	1,040,000	100
Southeast Phoenix Distribution Center
6511 West Frye Road	Chandler, AZ	February 23, 2021	100	102,000	100
6565 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
6615 West Frey Road	Chandler, AZ	February 23, 2021	100	136,000	100
6677 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
6635 West Frye Road	Chandler, AZ	June 8, 2022	100	105,000	100
6575 West Frye Road	Chandler, AZ	June 8, 2022	100	140,000	100
Louisville Airport Distribution Center	Louisville, KY	June 24, 2021	100	284,000	100
13500 Danielson Street (1)	Poway, CA	July 2, 2021	95	73,000	100
4211 Starboard Drive (1)	Fremont, CA	July 9, 2021	95	130,000	100
5 National Way	Durham, NC	September 28, 2021	100	188,000	100
47 National Way	Durham, NC	September 28, 2021	100	187,000	100
Friendship Distribution Center
4627 Distribution Pkwy	Buford, GA	October 20, 2021	100	126,000	100
4630 Distribution Pkwy	Buford, GA	October 20, 2021	100	149,000	100
4646 Distribution Pkwy	Buford, GA	October 20, 2021	100	102,000	100
4651 Distribution Pkwy	Buford, GA	October 20, 2021	100	272,000	100
South San Diego Distribution Center
2001 Sanyo Avenue	San Diego, CA	October 28, 2021	100	320,000	17
2055 Sanyo Avenue	San Diego, CA	October 28, 2021	100	209,000	58
2065 Sanyo Avenue	San Diego, CA	October 28, 2021	100	136,000	100
1755 Britannia Drive	Elgin, IL	November 16, 2021	100	80,000	100
2451 Bath Road	Elgin, IL	November 16, 2021	100	327,000	100
687 Conestoga Parkway	Shepardsville, KY	November 17, 2021	100	327,000	100
2840 Loker Avenue (1)	Carlsbad, CA	November 30, 2021	95	104,000	100

15890 Bernardo Center Drive (1)	San Diego, CA	November 30, 2021	95	48,000	100
Northeast Atlanta Distribution Center	Jefferson, GA	April 8, 2022	100	459,000	100
West Phoenix Distribution Center	Glendale, AZ	September 30, 2022	100	1,200,000	100
Puget Sound Distribution Center	Lacey, WA	October 6, 2022	100	142,000	73
Louisville Logistics Center	Shepherdsville, KY	April 20, 2023	100	1,043,000	100
Minneapolis Distribution Center	Maple Grove, MN	November 19, 2024	100	443,000	100
Richmond Distribution Center	Richmond, VA	March 5, 2025	100	279,000	100
Glendale Distribution Center	Glendale, AZ	July 29, 2025	100	1,024,000	100
West Raleigh Distribution Center
895 Gateway Drive	Apex, NC	September 10, 2025	100	138,000	100
875 Gateway Drive	Apex, NC	September 10, 2025	100	176,000	100
3550 Brightleaf Lane	Apex, NC	September 10, 2025	100	138,000	100
3560 Brightleaf Lane	Apex, NC	September 10, 2025	100	206,000	27
3530 Brightleaf Lane	Apex, NC	September 10, 2025	100	327,000	100
Residential Segment:
Townlake of Coppell	Coppell, TX	May 22, 2015	100%	351,000	94%
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	92
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	95
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	94
Jory Trail at the Grove	Wilsonville, OR	July 14, 2017	100	315,000	93
The Reserve at Johns Creek	Johns Creek, GA	July 28, 2017	100	244,000	91
Villas at Legacy	Plano, TX	June 6, 2018	100	340,000	95
Summit at San Marcos	Chandler, AZ	July 31, 2019	100	257,000	96
Haven North Andover	North Andover, MA	May 3, 2021	100	204,000	79
The Preserve at the Meadows	Fort Collins, CO	August 23, 2021	100	208,000	92
The Rockwell	Berlin, MA	August 31, 2021	100	233,000	97
Miramont Apartments	Fort Collins, CO	September 29, 2021	100	212,000	94
Pinecone Apartments	Fort Collins, CO	September 29, 2021	100	176,000	97
Reserve at Venice	North Venice, FL	December 17, 2021	100	268,000	95
Woodside Trumbull	Trumbull, CT	December 21, 2021	100	207,000	96
Shores at Lake Howell	Casselberry, FL	March 30, 2022	100	374,000	96
Oak Street Lofts	Tigard, OR	July 15, 2022	100	162,000	94
Molly Brook on Belmont	North Haledon, NJ	September 27, 2022	100	177,000	94
Creekview Crossing	Sherwood, OR	February 29, 2024	100	217,000	94
Single-Family Rental Portfolio I (1)(2)	Various	August 5, 2021	95	3,382,000	94
Single-Family Rental Portfolio II (1)	Various	Various	95	858,000	94
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88%	306,000	98%
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	99
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	88
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	95
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	98
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	88
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	89
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	100
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	100
Montecito Marketplace	Las Vegas, NV	August 8, 2017	100	190,000	100
Milford Crossing	Milford, MA	January 29, 2020	100	159,000	100

Patterson Place	Durham, NC	May 31, 2022	100	25,000	89
Silverado Square	Las Vegas, NV	June 1, 2022	100	48,000	100
Woodlawn Point	Marietta, GA	June 30, 2022	100	98,000	100
Westbury Square	Huntsville, AL	December 22, 2025	100	123,000	100
Other Segment:
South Beach Parking Garage (3)	Miami Beach, FL	January 28, 2014	100%	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (4)	Chicago, IL	December 23, 2014	100%	167,000	N/A
NYC Retail Portfolio (5)(6)	NY/NJ	December 8, 2015	14	1,790,000	82
Pioneer Tower (7)	Portland, OR	June 28, 2016	100	308,000	30
The Tremont (1)	Burlington, MA	July 19, 2018	75	175,000	95
The Huntington (1)	Burlington, MA	July 19, 2018	75	115,000	93
Siena Suwanee Town Center (8)	Suwanee, GA	December 15, 2020	100	226,000	95
________
(1)We own a majority interest in the joint venture that owns a fee simple interest in this property.
(2)We own a 95% interest in a portfolio of 1,900 single-family rental homes located in various cities across the United States.
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

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases, except that leases for residential properties are generally for one year. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of March 31, 2026:

	Number of Properties / Portfolios (1)	Total Area (Sq Ft)	% of Total Area	Stabilized Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Healthcare	27	1,752,000	6%	96%	$33.59
Industrial	66	16,628,000	57	97	7.75
Residential(2)	21	8,785,000	30	94	20.61
Retail	15	2,010,000	7	96	23.14
Other	1	130,000	—	N/A	N/A
Total	130	29,305,000	100%	96%	$14.24
________
(1)Amount calculated as in-place minimum base rent for all occupied space at March 31, 2026 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
(2)Residential includes 2,430 single-family rental homes in the Single-Family Rental Portfolio I and II.
As of March 31, 2026, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $13.43 for our consolidated properties.

Recent Events and Outlook
Property Valuations
Property valuations increased by approximately 0.6% across our portfolio during the three months ending March 31, 2026 driven by strong leasing activities at a number of our properties as capital market assumptions remained mostly unchanged from year end.
Credit Facility
On March 12, 2026, we amended our $1,000,000 Credit Facility, which consists of a $600,000 Revolving Credit Facility and a $400,000 Term Loan. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. The maturity date of both the Term Loan and Revolving Credit Facility is March 13, 2028 and contains three one-year extension options. We are in compliance with our debt covenants as of March 31, 2026. We expect to maintain compliance with our debt covenants.
Liquidity
At March 31, 2026, we had in excess of $110,000 in total cash on hand and $600,000 of capacity under our Credit Facility.
Share Repurchase Plan
During the first quarter of 2026, we repurchased 100% of requests totaling $90,201 of our common stock pursuant to our share repurchase plan, which had a quarterly limit of $119,391. The quarterly limit on repurchases is calculated as 5% of our NAV as of the last day of the previous quarter. The limit for the second quarter of 2026 is $116,923.
Fair Value of Assets and Liabilities
We account for our approximate 14% investment in the NYC Retail Portfolio using the fair value option. During the quarter ended March 31, 2026, we recorded an unrealized fair value loss of $681 related to our investment in the NYC Retail Portfolio. Our consolidated interest rate swaps and collars resulted in an unrealized fair value gain of $6,438 during the quarter. We utilize our interest rate caps, swaps and collars to fix interest rates on variable rate debt we plan to hold to maturity.
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
On March 3, 2015, we commenced our Class N Private Offering of up to $350,000 in shares of our Class N common stock with an indefinite duration. On October 7, 2025, we commenced our Continuous Private Offering of Class D, Class I, Class S, and Class Z common stock. Proceeds from our Class N Private Offering and Continuous Private Offering will be used for the same corporate purposes as the proceeds from our public offerings.
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

Capital Raised and Use of Proceeds
As of March 31, 2026, we have raised gross proceeds of approximately $7,115,000 since 2012 from our public and private offerings as well as through our DST Program. We used these proceeds along with proceeds from mortgage debt to acquire approximately $6,195,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $1,066,000 and repurchase shares of our common stock for approximately $2,446,000.
2026 Property Acquisitions
•West Boston Medical Center totaling 53,000 square foot for approximately $32,150.
2026 Property Dispositions
•Dylan Point Loma for approximately $91,000 less closing costs and recorded a gain on the disposition of approximately $12,800;
•Kingston at McClean Crossing for approximately $144,500 less closing costs and recorded a gain on the sale of our investment in the amount of $20,949.
2026 Financings
•Amended the Credit Facility extending the maturity date on the Term Loan and Revolving Credit Facility to March 13, 2028;
•Retired one loan totaling approximately $37,175; and
•Entered into a loan related to the acquisition of West Boston Medical Center for $19,290.
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
We expect to maintain a targeted company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted company leverage ratio. Our company leverage ratio was 30% as of March 31, 2026.
2026 Key Initiatives
Our initiatives for 2026 are to use capital raised from our public and private offerings and the DST Program to acquire new investment opportunities, repurchase stock under our share repurchase plan, and fund monthly distributions. Likely acquisition candidates may include well-located, industrial, healthcare, residential, retail properties and originating mortgage loan investments that align with our property investment strategy. We will also attempt to further our geographic diversification. We will use debt financing when attractive interest rates are available, while looking to keep the company leverage ratio in the 30% to 50% range. We also intend to use our Revolving Credit Facility to allow us to efficiently manage our cash flows.

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
Results of Operations for the Three Months Ended March 31, 2026 and 2025:
Properties acquired or sold after January 1, 2025 are presented within the recent acquisitions and sold properties line for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired in the current or prior year in the Properties section above in addition to Single-Family Rental Portfolio I (consolidated in 2025), 237 Via Vera Cruz (sold in 2025) and Dylan Point Loma (sold in 2026). Properties owned for the three months ended March 31, 2026 and 2025 are referred to as our comparable properties.
Revenues
The following chart sets forth revenues, by reportable segment, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Change	% Change
Revenues:
Rental revenue
Healthcare	$16,091	$16,282	$(191)	(1.2)%
Industrial	35,126	34,741	385	1.1
Residential	29,981	30,349	(368)	(1.2)
Retail	13,949	12,989	960	7.4
Other	71	71	—	—
Comparable properties total	$95,218	$94,432	$786	0.8%
Recent acquisitions and sold properties	19,431	2,078	17,353	835.1
Total rental revenue	$114,649	$96,510	$18,139	18.8%

Other revenue
Healthcare	$2,213	$447	$1,766	395.1%
Industrial	321	112	209	186.6
Residential	1,356	1,284	72	5.6
Retail	238	220	18	8.2
Other	456	563	(107)	(19.0)
Comparable properties total	$4,584	$2,626	$1,958	74.6%
Recent acquisitions and sold properties	889	402	487	121.1
Total other revenue	$5,473	$3,028	$2,445	80.7%

Interest on mortgage notes receivable	$540	$2,533	$(1,993)	(78.7)%

Total revenues	$120,662	$102,071	$18,591	18.2%

Rental revenue at comparable properties increased by $786 for the three months ended March 31, 2026 as compared to the same period in 2025. Increases within our retail and industrial segments were primarily related to an increase in rental rates and occupancy at various properties during the three months ended March 31, 2026 as compared to the same period in 2025. Decreases in rental revenue within the residential segment are primarily related to an approximate $250 decrease at certain residential properties due to lower market rental rates and a decrease in occupancy for the three months ended March 31, 2026 as compared to the same period in 2025.
Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties increased by $1,958 for the three months ended March 31, 2026 as compared to the same period in 2025. The increase within our industrial segment is related to a $1,715 lease termination fee received at 6500 Kaiser Drive during the three months ended March 31, 2026.
Interest on mortgage notes receivable relates to interest income earned on first mortgage notes originated by us. The decrease in interest earned relates to lower outstanding balances held during the three months ended March 31, 2026 as compared to the same period in 2025 due to mortgage notes being repaid in full during 2025.
Operating Expenses
The following chart sets forth real estate taxes and property operating expenses by reportable segment, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Change	% Change
Operating expenses:
Real estate taxes
Healthcare	$1,405	$1,538	$(133)	(8.6)%
Industrial	6,065	5,941	124	2.1
Residential	4,432	4,612	(180)	(3.9)
Retail	1,794	1,680	114	6.8
Other	97	106	(9)	(8.5)
Comparable properties total	$13,793	$13,877	$(84)	(0.6)%
Recent acquisitions and sold properties	2,533	251	2,282	909
Total real estate taxes	$16,326	$14,128	$2,198	15.6%

Property operating expenses
Healthcare	$3,634	$3,566	$68	1.9%
Industrial	2,971	2,877	94	3.3
Residential	8,586	8,266	320	3.9
Retail	2,459	2,336	123	5.3
Other	147	205	(58)	(28.3)
Comparable properties total	$17,797	$17,250	$547	3.2%
Recent acquisitions and sold properties	3,295	735	2,560	348
Total property operating expenses	$21,092	$17,985	$3,107	17.3%
Total operating expenses	$37,418	$32,113	$5,305	16.5%
Real estate taxes at comparable properties decreased by $84 for the three months ended March 31, 2026 as compared to the same period in 2025. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estate taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased by $547 during the three months ended March 31, 2026 as compared to the same period in 2025 and are generally related to higher repairs and maintenance projects, increased property management costs and higher utility and snow removal costs in some markets.

The following chart sets forth revenues and expenses not directly related to the operations of the reportable segments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Change	% Change
Property general and administrative	$(821)	$(1,071)	$250	(23.3)%
Advisor fees	(10,321)	(9,834)	(487)	5.0
Company level expenses	(2,661)	(1,898)	(763)	40.2
Depreciation and amortization	(44,227)	(34,734)	(9,493)	27.3
Interest expense	(17,230)	(26,975)	9,745	(36.1)
Unrealized loss on financial obligation	(17,877)	(7,132)	(10,745)	150.7
(Loss) income from unconsolidated real estate affiliates and fund investments	(548)	2,483	(3,031)	(122.1)
Gain on disposition of property	13,150	2,434	10,716	440.3
Gain on disposition of unconsolidated affiliate	20,949	—	20,949	100.0
Total expenses	$(59,586)	$(76,727)	$17,141	(22.3)%
Property general and administrative expenses relate mainly to property expenses unrelated to the operations of the property. Property general and administrative expenses decreased during the three months ended March 31, 2026 as compared to the same period in 2025 primarily due to an decrease in in state level taxes.
Advisor fees relate to the fixed advisory and performance fees earned by our Advisor. Fixed fees increase or decrease based on changes in our NAV, which have been and will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, and our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $487 for the three months ended March 31, 2026 as compared to the same period in 2025 is related to an increase in NAV of our operating partnership.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased by $763 for the three months ended March 31, 2026 when compared to the same period in 2025 primarily due to higher professional fees.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. Depreciation and amortization expense increased by $9,493 for the three months ended March 31, 2026 as compared to the same period in 2025 primarily due to the consolidation of Single-Family Rental Portfolio I on April 23, 2025 and other acquisitions.
Interest expense decreased by $9,745 for the three months ended March 31, 2026 as compared to the same period in 2025 primarily as a result of approximately $9,100 decrease in expense from increases in fair value of our interest rate derivatives. Additionally, an approximate $6,600 decrease in interest expense on the financial obligations related to the DST Program primarily the result of master lease payments made during the three months ending March 31, 2025. Offsetting these decreases is approximately $5,600 of increase in interest expense related to a higher overall mortgage loan balances during the three months ended March 31, 2026 when compared to the same period in 2025.
Unrealized loss on financial obligation relates to changes in the fair value of our financial obligation for the various DST Programs that we have elected the fair value option. We recorded an unrealized loss on financial obligation of $17,877 for the three months ended March 31, 2026 as compared to $7,132 for the three months ended March 31, 2025.
Income from unconsolidated real estate affiliates and fund investments relates to the income from Chicago Parking Garage, Pioneer Tower, The Tremont, The Huntington, Siena Suwanee Town Center and Kingston at McLean Crossing as well as changes in fair value and operating distributions received from our investment in the NYC Retail Portfolio and Single-Family Rental Portfolio I, while it was an unconsolidated affiliate. During the three months ended March 31, 2025, we recorded a $4,866 increase in the fair value of our investment in Single-Family Rental Portfolio I. During the three months ended March 31, 2026, we recorded a $681 decrease in the fair value of our investment in the NYC Retail Portfolio as compared to a $2,870 decrease in the fair value during the same period in 2025.

Gain on disposition of property and extinguishment of debt, net of $13,150 during the three months ended March 31, 2026 relates to the sale of Dylan Point Loma. Gain on disposal of property and relinquishment of debt, net of $2,375 recorded in the three months ended March 31, 2025 relates to the sale of 237 Via Vera Cruz and the early extinguishment of debt on Pinecone Apartments and Miramont Apartments.
Gain on disposition of unconsolidated affiliate of $20,949 during the three months ended March 31, 2026 relates to the sale of our unconsolidated interest in Kingston at McClean.
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
The following table presents a reconciliation of net income to NAREIT FFO for the periods presented:

Reconciliation of net income to NAREIT FFO	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net income (loss) attributable to JLL Income Property Trust, Inc.	$16,874	$(5,548)
Real estate depreciation and amortization (1)	32,039	30,039
Gain on disposition of property and unrealized loss on investment in unconsolidated real estate affiliate (1)	(23,737)	(3,203)
Impairment of depreciable real estate (1)	—	741
NAREIT FFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$25,176	$22,029
Weighted average shares outstanding, basic and diluted	209,490,435	224,975,230
NAREIT FFO per share, basic and diluted	$0.12	$0.10
________
(1)    Includes amounts attributable to our ownership share of both consolidated properties and unconsolidated real estate affiliates and our operating partnership for all periods.
We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.

The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
NAREIT FFO attributable to JLL Income Property Trust, Inc.	$25,176	$22,029
Straight-line rental income (1)	(1,237)	(1,427)
Amortization of above- and below-market leases (1)	(734)	(1,043)
Amortization of net discount on assumed debt (1)	177	192
(Gain) loss on derivative instruments and extinguishment or modification of debt (1)	(2,979)	3,412
Adjustment for investments accounted for under the fair value option (2)	(178)	2,262
Acquisition expenses (1)	—	68
Adjustment for DST Properties (3)	4,222	1,278
AFFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$24,447	$26,771
Weighted average shares outstanding, basic and diluted	209,490,435	224,975,230
AFFO per share, basic and diluted	$0.12	$0.12
________
(1)    Includes amounts attributable to our ownership share of both consolidated properties and unconsolidated real estate affiliates and our operating partnership.
(2)    Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio and Single-Family Rental Portfolio I.
(3)    Adjustments to reflect the AFFO attributable to the Company for DST Properties, including non-cash interest expense and income related to the FMV Purchase Option.
The following table provides a breakdown of the major components of our NAV:

Component of NAV	March 31, 2026	December 31, 2025
Real estate investments(1)	$3,576,207	$3,564,600
Debt	(1,300,056)	(1,379,332)
Other assets and liabilities, net	62,304	202,560
Estimated enterprise value premium	None assumed	None assumed
NAV	$2,338,455	$2,387,828
________
(1)The value of our real estate investments was less than the historical cost by approximately 1.8% and 1.6% as of March 31, 2026 and December 31, 2025, respectively.
The decrease in NAV from December 31, 2025 to March 31, 2026, was primarily related to net redemptions incurred in addition to the payment of our quarterly dividends. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of March 31, 2026:

	Healthcare	Industrial	Traditional Office	Residential	Retail	Other (1)	Total Company
Exit capitalization rate	5.9%	5.7%	6.9%	5.4%	6.0%	6.5%	5.7%
Discount rate/internal rate of return (IRR)	7.3	7.4	8.5	7.1	7.6	8.3	7.3
Annual market rent growth rate	3.0	3.1	2.7	3.1	3.0	3.0	3.0
Holding period (years)	10.0	10.3	10.0	10.0	10.0	17.9	10.2
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
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		March 31, 2026	December 31, 2025
Discount Rate - weighted average	0.25% increase	(1.9)%	(1.9)%
Exit Capitalization Rate - weighted average	0.25% increase	(2.7)	(2.7)
Annual market rent growth rate - weighted average	0.25% decrease	(1.6)	(1.7)
The fair value of our mortgage notes and other debt payable was estimated to be approximately $82,719 and $73,340 lower than the carrying values at March 31, 2026 and December 31, 2025, respectively. The NAV per share would have increased by $0.30 and by $0.25 per share at March 31, 2026 and December 31, 2025, respectively, if we were to have included the fair value of our mortgage notes and other debt payable in our methodology to determine NAV.
The selling commission and stockholder servicing fee are offering costs and are recorded as a reduction of capital in excess of par value. Selling commissions are paid on the date of sale of our common stock. We accrue for future stockholder servicing fees at the time such shares are sold as an offering cost. For Class A, Class M and Class A-I shares, we accrue for future stockholder servicing fees up to the 10% regulatory limit. For Class D, Class S and Class Z shares, we accrue for future stockholder servicing fees based on an estimated life of the shares held by stockholders of such share classes as of March 31, 2026 as an offering cost. For NAV calculation purposes, stockholder servicing fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee. Stockholder servicing fees payable are included in Accrued offering costs on our Consolidated Balance Sheets.  Stockholder servicing fees payable as of March 31, 2026 and December 31, 2025 were $203,067 and $201,251, respectively.

The following table reconciles stockholders' equity per our Consolidated Balance Sheet to our NAV:

March 31, 2026
Stockholders' equity under GAAP	$1,306,173
Adjustments:
Accrued stockholder servicing fees (1)	203,067
Organization and offering costs (2)	359
Unrealized real estate appreciation (3)	74,637
Accumulated depreciation, amortization and other (4)	754,219
NAV	$2,338,455
________
(1)    Accrued stockholder servicing fees represents the accrual for future stockholder servicing fees for Class A, Class M, Class A-I, Class D, Class S and Class Z shares. We accrue for future stockholder servicing fees at the time such shares are sold as an offering cost. For Class A, Class M and Class A-I shares, we accrue for future stockholder servicing fees up to the 10% regulatory limit. For Class D, Class S and Class Z shares, we accrue for future stockholder servicing fees based on an estimated life of the shares held by stockholders of such share classes as of March 31, 2026 as an offering cost.  For NAV calculation purposes, stockholder servicing fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee.
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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates and fund investment
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Credit Facility
		•	Sales of our shares in our public and private offerings
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our public offering, private offerings and DST Program	•	Draws from lender escrow accounts
•	Other company level expenses	•	Sales of beneficial interests in the DST Program
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Issuance of mortgage notes receivable
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Advisor
•	Fees payable to our Dealer Manager
The sources and uses of cash for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Change
Net cash provided by operating activities	$33,775	$40,447	$(6,672)
Net cash provided by (used in) investing activities	89,033	(51,463)	140,496
Net cash (used in) provided by financing activities	(115,672)	4,614	(120,286)
Net cash provided by operating activities decreased by $6,672 for the three months ended March 31, 2026 as compared to the same period in 2025. The decrease in cash from operating activities is primarily due to higher interest expense paid of approximately $5,700 during the three months ended March 31, 2026 as compared to the same period in 2025.
Net cash provided by (used in) investing activities increased by $140,496 for the three months ended March 31, 2026 as compared to the same period in 2025. The increase is primarily related to approximately $118,000 of increased dispositions during the three months ended March 31, 2026 as compared to the same period of 2025 as well as approximately $22,000 decrease in acquisitions.
Net cash (used in) provided by financing activities decreased by $120,286 for the three months ended March 31, 2026 as compared to the same period in 2025. The change is primarily related to lower net capital raised of approximately $153,000 when comparing the three months ended March 31, 2026 as compared to the same period of 2025. Offsetting this decrease was $23,000 lower net payments of mortgage note payables and our Credit Facility during the three months ended March 31, 2026 as compared to the same period of 2025.

Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements of our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at March 31, 2026 and December 31, 2025:

	Consolidated Debt
	March 31, 2026		December 31, 2025
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$1,832,465	4.27%	$1,899,778	4.30%
Variable	53,433	5.15	53,433	5.29
Total	$1,885,898	4.30%	$1,953,211	4.33%
Covenants
At March 31, 2026, we were in compliance with all debt covenants.
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
Sources of Distributions
The following table summarizes our distributions paid over the three months ended March 31, 2026 and 2025:

	For the Three Months ending March 31,
	2026	2025
Distributions:
Paid or payable in cash (1)	$26,565	$20,831
Reinvested in shares	17,433	19,650
Total distributions	$43,998	$40,481
Source of distributions:
Cash flow from operating activities	$26,565	$20,831
DRIP (2)	17,433	19,650
Total sources of distributions	$43,998	$40,481
________
(1)    Includes distributions paid on common stock and OP Units including amount payable as of period end.
(2)    Common stockholders and OP Unitholders may elect to have their distributions reinvested in shares of common stock through our DRIP.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk associated with changes in interest rates in terms of the price of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of March 31, 2026, we had consolidated debt of $1,885,898. Including the $29,799 net discount on the assumption of debt and debt issuance costs, we had consolidated debt of $1,856,099 at March 31, 2026. We also entered into interest rate derivative agreements on $1,119,290 of the variable rate debt that cap SOFR at between 2.6% and 4.5% that mature between 2027 and 2030. A 0.25% movement in the interest rate on the $53,433 of variable-rate debt would have resulted in a $134 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At March 31, 2026, the fair value of our consolidated mortgage notes and other debt payable was estimated to be approximately $75,829 lower than the carrying value of $1,885,898. If treasury rates were 0.25% higher at March 31, 2026, the fair value of our consolidated debt would have been approximately $89,697 lower than the carrying value.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of March 31, 2026, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the risk factors previously disclosed under "Item 1A. Risk Factors" of our 2025 Form 10-K.

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
During the three months ended March 31, 2026, we repurchased 8,025,321 shares of common stock under the share repurchase plan, which represented all of the share repurchase requests received for the same period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV (1)	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (2)
January 2026	2,584,368	$11.26	2,584,368	1.2%	—
February 2026	2,605,569	11.24	2,605,569	1.2	—
March 2026	2,835,384	11.22	2,835,384	1.3	—
Total	8,025,321	$11.24	8,025,321	3.7%	—
________
(1)    Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior quarter end.
(2)    Repurchases are limited as described above.
Unregistered Sales of Equity Securities
We have sold unregistered shares of our Class I shares and Class S shares to certain accredited investors through certain participating broker-dealers. The offer and sale of such shares were made as part of the Continuous Private Offering to accredited investors. The Continuous Private Offering is exempt from registration under the Securities Act pursuant to Rule 506(b) of Regulation D. Shares within the Continuous Private Offering are sold on a daily basis. The below shows the total issuances of such Class I shares and Class S shares aggregated by month for the three months ended March 31, 2026.

Period of Unregistered Sales	Amount of Class I Shares Issued	Consideration	Amount of Class S Shares Issued	Consideration
January 2026	221,828	$2,500,000	141,066	$1,588,400
February 2026	143,584	1,616,000	215,863	2,429,500
March 2026	141,949	1,595,288	285,851	3,210,260

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Trading Arrangements
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2026.
Fifth Amended and Restated Distribution Reinvestment Plan
On May 7, 2026, we announced the amendment and restatement of our distribution reinvestment plan (the "DRIP"), effective May 22, 2026, to reflect that a participant's written notice of termination in the DRIP will be effective 10 days from our receipt of such written notice. The foregoing description of the DRIP does not purport to be complete and is qualified in its entirety by reference to the DRIP, a copy of which is included as Exhibit 4.3 to this Form 10-Q and incorporated herein by reference.
Sixth Amended and Restated Limited Partnership Agreement of JLLIPT Holdings LP
On May 5, 2026, we, JLLIPT Holdings GP, LLC, the Operating Partnership’s general partner (the "General Partner"), and the other limited partners party thereto entered into the Sixth Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “OP Agreement”) to reflect that a participating limited partner's written notice of termination in the DRIP will be effective 10 days from the General Partner's receipt of such written notice. The foregoing description of the OP Agreement does not purport to be complete and is qualified in its entirety by reference to the OP Agreement, a copy of which is included as Exhibit 10.1 to this Form 10-Q and incorporated herein by reference.

Item 6.	Exhibits.

Exhibit No.	Description
3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

3.2	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Appendix A to the Company’s prospectus supplement filed with the SEC on May 9, 2013).

3.3	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014).

3.4	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2014).

3.5	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2014).

3.6	Second Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2015).

3.7	Certificate of Correction to the Company’s Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2016).

3.8	Third Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed with the SEC on October 16, 2019).

3.9	Fourth Articles of Amendment to the Second Articles of Amendment and Restatements of Jones Lang LaSalle Income Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on October 3, 2022).

3.10	Articles of Amendment, dated October 2, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2025).

3.11	Articles Supplementary, dated October 2, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2025).

3.12	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.10 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).

4.1	Share Repurchase Plan (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2026).

4.2	Fourth Amended and Restated Distribution Reinvestment Plan, effective October 7, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2025).

4.3*	Fifth Amended and Restated Distribution Reinvestment Plan, effective May 22, 2026.

10.1*	Sixth Amended and Restated limited Partnership Agreement of JLLIPT Holdings LP, dated May 5, 2026, among JLLIPT Holdings GP, LLC, JLL Income Property Trust, Inc. and the other limited partners party thereto from time to time.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, JLL Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JLL INCOME PROPERTY TRUST, INC.

Date:	May 7, 2026	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
Chief Executive Officer, President and Director

Date:	May 7, 2026	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer