Form 10-Q
period 2026-06-30
JLL Income Property Trust, Inc.
filed 2026-08-11
CIK 1314152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
333 West Wacker Drive, Chicago, IL 60606
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding on August 10, 2026 were 72,636,439 shares of Class A common stock, 18,490,345 shares of Class M common stock, 2,814,947 shares of Class A-I common stock, 95,595,283 shares of Class M-I common stock, 11,133,373 shares of Class N common stock, 1,742,766 shares of Class S common stock, 71,299 shares of Class D common stock, 1,359,807 shares of Class I common stock and 0 shares of Class Z common stock.

JLL Income Property Trust, Inc.

Item 1. Financial Statements.
JLL Income Property Trust, Inc.
CONSOLIDATED BALANCE SHEETS
$ in thousands, except per share amounts

	June 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Investments in real estate:
Land	$833,809	$831,442
Buildings and equipment	4,603,148	4,547,886
Less accumulated depreciation	(614,210)	(555,458)
Net property and equipment	4,822,747	4,823,870
Investments in unconsolidated real estate affiliates	110,760	137,280
Real estate fund investments	57,490	58,721
Investments in real estate and other assets held for sale, net	567	78,145
Net investments in real estate	4,991,564	5,098,016
Mortgage notes receivable	32,179	32,192
Cash and cash equivalents	90,551	103,397
Restricted cash	50,051	48,974
Tenant accounts receivable, net	10,837	9,183
Deferred expenses, net	30,772	28,740
Acquired intangible assets, net	219,154	225,684
Deferred rent receivable, net	51,508	50,645
Prepaid expenses and other assets	36,824	30,548
TOTAL ASSETS	$5,513,440	$5,627,379
LIABILITIES AND EQUITY
Mortgage notes and other debt payable, net	$1,820,460	$1,930,111
Liabilities held for sale	—	37,556
Accounts payable and other accrued expenses	77,826	79,484
Financing obligation	1,350,116	1,271,410
Accrued offering costs	208,785	204,300
Accrued interest	5,483	6,156
Accrued real estate taxes	22,407	16,832
Advisor fees payable	3,428	3,549
Acquired intangible liabilities, net	36,686	38,809
TOTAL LIABILITIES	3,525,191	3,588,207
Commitments and contingencies	—	—
Redeemable noncontrolling interests	26,243	29,572
Redeemable equity	98,168	98,168
Equity:
Common stock: $0.01 par value per share (Note 7)	1,963	2,033
Additional paid-in capital (net of offering costs of $445,517 and $428,681 as of June 30, 2026 and December 31, 2025, respectively)	2,494,752	2,546,562
Distributions to stockholders	(1,133,202)	(1,071,835)
Accumulated deficit	(107,738)	(132,496)
Total JLL Income Property Trust, Inc. stockholders’ equity	1,255,775	1,344,264
Noncontrolling interests	608,063	567,168
Total equity	1,863,838	1,911,432
TOTAL LIABILITIES AND EQUITY	$5,513,440	$5,627,379
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
$ in thousands, except share and per share amounts
(Unaudited)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Revenues:
Rental revenue	$114,795	$106,194	$229,444	$202,704
Other revenue	4,508	3,290	9,981	6,318
Interest on mortgage notes receivable	547	2,582	1,087	5,115
Total revenues	119,850	112,066	240,512	214,137
Operating expenses:
Real estate taxes	16,335	15,207	32,661	29,335
Property operating	21,454	20,334	42,546	38,319
Property general and administrative	744	864	1,565	1,935
Advisor fees	10,393	10,077	20,714	19,911
Company level expenses	3,034	2,179	5,695	4,077
Provision for impairment of real estate	246	211	246	211
Depreciation and amortization	44,638	40,339	88,865	75,073
Total operating expenses	96,844	89,211	192,292	168,861

Other income (expenses):
Interest expense, net	(16,616)	(13,033)	(33,846)	(40,008)
Unrealized loss on financial obligation	(18,868)	(13,313)	(36,745)	(20,445)
Realized loss on financial obligation	(295)	—	(295)	—
(Loss) income from unconsolidated real estate affiliates and fund investments	(1,441)	(241)	(1,989)	2,242
Gain on disposition of property and extinguishment of debt, net	27,122	—	40,272	2,434
(Loss) gain on sale of unconsolidated real estate affiliate	(200)	—	20,749	—
Total other income and (expenses)	(10,298)	(26,587)	(11,854)	(55,777)
Net income (loss)	12,708	(3,732)	36,366	(10,501)
Less: Net (income) loss attributable to the noncontrolling interests	(4,824)	846	(11,608)	2,067
Net income (loss) attributable to JLL Income Property Trust, Inc.	$7,884	$(2,886)	$24,758	$(8,434)
Net income (loss) attributable to JLL Income Property Trust, Inc. per share-basic:
Class A	$0.04	$(0.01)	$0.12	$(0.04)
Class M	0.04	(0.01)	0.12	(0.04)
Class A-I	0.04	(0.01)	0.12	(0.04)
Class M-I	0.04	(0.01)	0.12	(0.04)
Class I	0.05	—	0.13	—
Class N	0.04	(0.01)	0.12	(0.04)
Class S	0.05	—	0.13	—
Weighted average common stock outstanding-basic	206,298,107	221,728,367	207,885,453	223,342,829

See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
$ in thousands, except per share amounts (Unaudited)

	Common Stock		Additional Paid-in Capital	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, April 1, 2025	215,419,899	$2,154	$2,600,346	$(977,010)	$(112,236)	$383,615	$1,896,869
Issuance and conversion of common stock	4,178,421	42	47,687	—	—	—	47,729
Repurchase of shares	(8,919,264)	(89)	(101,916)	—	—	—	(102,005)
Offering costs	—	—	(24,300)	—	—	—	(24,300)
Net loss ($202 loss allocated to redeemable noncontrolling interests)	—	—	—	—	(2,886)	(644)	(3,530)
Issuance of OP units	—	—	—	—	—	184,204	184,204
Repurchase of OP units	—	—	—	—	—	(12,420)	(12,420)
Adjustment of noncontrolling interests	—	—	57,590	—	—	(57,590)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(10,062)	(10,062)
Allocation to redeemable noncontrolling interests and equity	—	—	117	—	—	—	117
Distributions declared per share ($0.158)	—	—	—	(32,102)	—	—	(32,102)
Balance, June 30, 2025	210,679,056	$2,107	$2,579,524	$(1,009,112)	$(115,122)	$487,103	$1,944,500
Balance, January 1, 2025	218,988,562	$2,190	$2,652,581	$(944,253)	$(106,688)	$399,987	$2,003,817
Issuance and conversion of common stock	9,024,597	90	103,313	—	—	—	103,403
Repurchase of shares	(17,364,778)	(173)	(198,970)	—	—	—	(199,143)
Offering costs	—	—	(28,307)	—	—	—	(28,307)
Stock based compensation	30,675	—	350	—	—	—	350
Net loss ($44 loss allocated to redeemable noncontrolling interests)	—	—	—	—	(8,434)	(2,023)	(10,457)
Issuance of OP units	—	—	—	—	—	184,204	184,204
Repurchase of OP units	—	—	—	—	—	(26,981)	(26,981)
Adjustment of noncontrolling interests	—	—	50,423	—	—	(50,423)	—
Cash contributions from noncontrolling interests	—	—	—	—	—	125	125
Cash distributed to noncontrolling interests	—	—	—	—	—	(17,786)	(17,786)
Allocation to redeemable noncontrolling interests	—	—	134	—	—	—	134
Distributions declared per share ($0.315)	—	—	—	(64,859)	—	—	(64,859)
Balance, June 30, 2025	210,679,056	$2,107	$2,579,524	$(1,009,112)	$(115,122)	$487,103	$1,944,500

	Common Stock		Additional Paid-in Capital	Distributions to Stockholders	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, April 1, 2026	199,327,608	$1,993	$2,522,609	$(1,102,807)	$(115,622)	$608,989	$1,915,162
Issuance and conversion of common stock	3,138,773	32	35,353	—	—	—	35,385
Repurchase of shares	(6,155,420)	(62)	(69,232)	—	—	—	(69,294)
Offering costs	—	—	(8,186)	—	—	—	(8,186)
Net income ($1,303 income allocated to redeemable noncontrolling interests)	—	—	—	—	7,884	3,521	11,405
Issuance of OP units	—	—	—	—	—	31,194	31,194
Repurchase of OP units	—	—	—	—	—	(10,201)	(10,201)
Adjustment of noncontrolling interests	—	—	12,097	—	—	(12,097)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(13,343)	(13,343)
Allocation to redeemable noncontrolling interests and equity	—	—	2,111	—	—	—	2,111
Distributions declared per share ($0.158)	—	—	—	(30,395)	—	—	(30,395)
Balance, June 30, 2026	196,310,961	$1,963	$2,494,752	$(1,133,202)	$(107,738)	$608,063	$1,863,838
Balance, January 1, 2026	203,294,060	$2,033	$2,546,562	$(1,071,835)	$(132,496)	$567,168	$1,911,432
Issuance and conversion of common stock	7,184,497	72	80,865	—	—	—	80,937
Repurchase of shares	(14,180,741)	(142)	(159,353)	—	—	—	(159,495)
Offering costs	—	—	(16,836)	—	—	—	(16,836)
Stock based compensation	13,145	—	148	—	—	—	148
Net income ($1,281 income allocated to redeemable noncontrolling interests)	—	—	—	—	24,758	10,327	35,085
Issuance of OP units	—	—	—	—	—	127,212	127,212
Repurchase of OP units	—	—	—	—	—	(29,083)	(29,083)
Adjustment of noncontrolling interests	—	—	41,192	—	—	(41,192)	—
Cash distributed to noncontrolling interests	—	—	—	—	—	(26,369)	(26,369)
Allocation to redeemable noncontrolling interests	—	—	2,174	—	—	—	2,174
Distributions declared per share ($0.315)	—	—	—	(61,367)	—	—	(61,367)
Balance, June 30, 2026	196,310,961	$1,963	$2,494,752	$(1,133,202)	$(107,738)	$608,063	$1,863,838
See notes to consolidated financial statements.

JLL Income Property Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands, except per share amounts (Unaudited)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$36,366	$(10,501)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	90,205	74,766
Gain on disposition of property and extinguishment of debt	(61,021)	(2,434)
Straight line rent	(2,501)	(3,265)
Provision for impairment of real estate	246	211
Loss (income) from unconsolidated real estate affiliates and fund investments	1,989	(2,242)
Payment for interest rate cap	—	(8,225)
Distributions received from unconsolidated real estate affiliates and fund investments	2,754	8,063
Non-cash impact related to the DST Program	4,824	(11,792)
Net changes in assets, liabilities and other	(3,464)	20,044
Net cash provided by operating activities	69,398	64,625
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate investments	(92,807)	(54,938)
Proceeds from sales of real estate investments	150,253	15,591
Proceeds from sale of unconsolidated real estate affiliates	43,495	—
Capital improvements and lease commissions	(25,337)	(22,417)
Investment in unconsolidated real estate affiliates and fund investments	(1,157)	(138)
Distributions from unconsolidated real estate affiliates	—	256
Investment in mortgage notes receivable	—	(1,000)
Cash received related to restructuring of Single-Family Rental Portfolio I	—	61,720
Cash payments related to restructuring of Single-Family Rental Portfolio I	—	(2,000)
Net cash provided by (used in) investing activities	74,447	(2,926)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	47,103	173,300
Proceeds from DST Program	200,814	261,675
Repurchase of shares	(157,628)	(196,376)
Offering costs	(12,351)	(12,398)
Distributions to stockholders	(25,674)	(26,132)
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(57,886)	(46,223)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	—	165
Deposits for loan commitments	—	(2,284)
Draws on credit facility	145,000	20,000
Payment on credit facility	(230,000)	(103,000)
Proceeds from mortgage notes and other debt payable	68,290	—
Debt issuance costs	(9,040)	(3,398)
Payment on early extinguishment of debt	(206)	(519)
Principal payments on mortgage notes and other debt payable	(124,164)	(121,686)
Net cash used in financing activities	(155,742)	(56,876)
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,897)	4,823
Cash, cash equivalents and restricted cash at the beginning of the period	152,499	110,660
Cash, cash equivalents and restricted cash at the end of the period	$140,602	$115,483
Reconciliation of cash, cash equivalents and restricted cash shown per Consolidated Balance Sheets to Consolidated Statements of Cash Flows
Cash and cash equivalents	$90,551	$73,939
Restricted cash	50,051	41,544
Cash, cash equivalents and restricted cash at the end of the period	$140,602	$115,483

Supplemental disclosure of cash flow information:
Interest paid	$42,484	$62,807
Non-cash activities:
Write-offs of receivables	$591	$9
Write-offs of retired assets and liabilities	3,188	24,539
Change in liability for capital expenditures	(2,077)	1,660
Net liabilities transferred at sale of real estate investments	637	(82)
Net liabilities assumed at acquisition	143	418
Change in issuance of common stock receivable and redemption of common stock payable	1,857	3,583
Change in accrued offering costs	(4,485)	15,909
Investments in real estate and settlement of financing obligations in exchange for OP Units	127,212	184,200
Net assets consolidated in exchange of real estate fund investment	—	236,504
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
JLL Income Property Trust, Inc. is an externally advised, daily valued perpetual-life real estate investment trust ("REIT") that owns and manages a diversified portfolio of healthcare, industrial, residential, retail and other properties and real estate-related assets located in the United States. Over time, our real estate portfolio may be further diversified through the acquisition of properties and real estate-related assets outside of the United States. We were incorporated on May 28, 2004 under the laws of the State of Maryland. We believe that we have operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004, when we first elected REIT status. As of June 30, 2026, we owned interests in a total of 139 properties and nearly 2,440 single-family rental homes located in 27 states.
We own substantially all of our assets through JLLIPT Holdings, LP, a Delaware limited partnership (our “operating partnership”), of which we are a limited partner. JLLIPT Holdings GP, LLC, our wholly owned subsidiary, is the sole general partner. The use of our operating partnership to hold substantially all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). By using an UPREIT structure, a property owner who desires to defer taxable gain on the disposition of his or her property may transfer the property to our operating partnership in exchange for limited partnership interests in the operating partnership ("OP Units") and defer taxation of gain until the OP Units are disposed of in a taxable transaction. As of June 30, 2026, we issued OP Units in our operating partnership totaling approximately $1,225,000 and owned directly or indirectly 68.7% of the OP Units of our operating partnership. The remaining 31.3% of the OP Units were held by third parties.
On October 1, 2012, we commenced our initial public offering of common stock and since that time we have offered shares of our common stock in various public offerings registered with the Securities and Exchange Commission (the "SEC"). On June 6, 2025, our most recent public offering (the "Current Public Offering") of up to $1,500,000 in any combination of shares of our Class A, Class M, Class A-I and Class M-I common stock, was declared effective by the SEC. As of June 30, 2026, we have raised aggregate gross proceeds from the sale of shares of our common stock in our public offerings of approximately $4,400,000, with approximately $181,600 raised in the Current Public Offering. We intend to continue to offer shares of our common stock on a continuous basis for an indefinite period of time by filing a new registration statement before the end of each offering.
In addition to our public offerings, on March 3, 2015, we commenced a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated thereunder of up to $350,000 in shares of our Class N (formerly Class D) common stock with an indefinite duration (the "Class N Private Offering"). As of June 30, 2026, we have raised aggregate gross proceeds of approximately $98,200 in the Class N Private Offering.
On October 7, 2025, we commenced a continuous private offering (the "Continuous Private Offering") of four new classes of common stock, each with par value $0.01 per share: Class D, Class I, Class S, and Class Z common stock. The Continuous Private Offering is exempt from registration under the Securities Act pursuant to Rule 506(b) of Regulation D. As of June 30, 2026, we have raised aggregate gross proceeds of approximately $30,200 in the Continuous Private Offering.
In addition, on October 16, 2019, we, through our operating partnership, initiated a program (the “DST Program”), and on August 6, 2024, our board of directors approved an increase to raise up to a total of $3,000,000 in private placements exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, through the sale of beneficial interests to accredited investors in specific Delaware statutory trusts ("DSTs") holding real properties ("DST Properties"), which may be sourced from our existing real estate portfolio or from newly acquired properties sourced from third parties. As of June 30, 2026, we have raised approximately $2,525,000 of aggregate gross proceeds from our DST Program.
From our inception to June 30, 2026, we have received approximately $7,804,000 in gross offering proceeds from various public and private offerings of shares of our common stock, issuance of OP Units as well as aggregate gross proceeds from our DST Program.

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
LaSalle is a wholly owned but operationally independent subsidiary of Jones Lang LaSalle Incorporated ("JLL" or our "Sponsor"), a New York Stock Exchange-listed leading professional services firm that specializes in real estate and investment management. As of June 30, 2026, JLL and its affiliates owned an aggregate of 2,521,801 Class M-I shares and 8,726,003 Class N shares, all of which were issued for cash at a price equal to the most recently reported net asset value ("NAV") per share as of the purchase date and have a value as of June 30, 2026 of approximately $126,600.
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
As of June 30, 2026, our VIEs include The District at Howell Mill, Grand Lakes Marketplace, 13500 Danielson Street, 2840 Loker Avenue, 15890 Bernardo Center Drive and Single-Family Rental Portfolio I and II due to the joint venture structures and our partners having limited participation rights and no kick-out rights. The creditors of our VIEs do not have general recourse to us. As of June 30, 2026, the total assets and liabilities of our consolidated VIEs were $964,580 and $485,881, respectively, compared to $1,014,556 and $513,813, respectively, as of December 31, 2025. The liabilities of these VIEs include mortgage notes payable specifically related to the real estate investments of these VIEs. Such amounts are included in our Consolidated Balance Sheets.
Noncontrolling interests represent the minority members’ proportionate share of the equity in our VIEs and our operating partnership. At acquisition, the assets, liabilities and noncontrolling interests were measured and recorded at the estimated fair value. Noncontrolling interests of these entities will increase for the minority members’ share of net income and contributions and decrease for the minority members’ share of net loss and distributions. As of June 30, 2026, noncontrolling interests represented the minority members’ proportionate share of The District at Howell Mill, a consolidated joint venture and our operating partnership.
Redeemable noncontrolling interests represent noncontrolling interests that are redeemable at the option of the holder or in circumstances out of our control and therefore are accounted for as temporary equity. The carrying amount of the redeemable noncontrolling interests is adjusted over time on an accretive basis to reflect the fair value at the time the noncontrolling interest becomes redeemable by the holder. Changes in the redemption value of redeemable noncontrolling interests are recorded as an allocation of additional paid in capital on our Consolidated Statements of Equity. We have redeemable noncontrolling interests that relate to Grand Lakes Marketplace, 13500 Danielson Street, 2840 Loker Avenue, 15890 Bernardo Center Drive and Single-Family Rental Portfolio I and II as of June 30, 2026. As of June 30, 2026, $26,243 related to these third party joint ventures were included in Redeemable noncontrolling interests on our Consolidated Balance Sheet of which $5,900 is immediately puttable by the holder of the noncontrolling interest.
Certain of our joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, we are not obligated to purchase the interest of its outside joint venture partners.

The carrying amount of our noncontrolling interests reflected in equity are as follows:

	June 30, 2026	December 31, 2025
Interests in the partnership equity of the operating partnership	$604,194	$563,394
Noncontrolling interest in consolidated joint ventures	3,869	3,774
Total noncontrolling interests reflected in equity	$608,063	$567,168
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
The interim financial data as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Acquisitions
We have allocated a portion of the purchase price of our acquisitions to acquired intangible assets, which include acquired in-place lease intangibles, acquired above-market in-place lease intangibles and acquired ground lease intangibles, which are reported net of accumulated amortization of $168,106 and $153,849 at June 30, 2026 and December 31, 2025, respectively, on the accompanying Consolidated Balance Sheets. The acquired intangible liabilities represent acquired below-market in-place leases, which are reported net of accumulated amortization of $23,955 and $21,481 at June 30, 2026 and December 31, 2025, respectively, on the accompanying Consolidated Balance Sheets.
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
Real estate fund investments accounted for under the fair value option are stated at the fair value of our ownership in the fund. The fair value is recorded based upon changes in the NAV of the limited partnership as determined from the financial statements of the real estate fund. During the three and six months ended June 30, 2026, we recorded a net unrealized loss classified within the Level 3 category of $1,572 and $2,253, respectively and during the three and six months ended June 30, 2025, we recorded a net increase in fair value classified within the Level 3 category of $1,017 and $3,013, which related to our investments in the NYC Retail Portfolio (as defined below) and the Single-Family Rental Portfolio I (as defined below) (see Note 4—Unconsolidated Real Estate Affiliates and Fund Investments). Our investment in Single-Family Rental Portfolio I was consolidated on April 23, 2025 and a final unrealized gain was recorded (see Note 3—Property).

During the six months ended June 30, 2025, we recorded impairment charges in our unconsolidated investment in Pioneer Tower within the Level 3 category of $917 utilizing a capitalization rate of 7.5% and a discount rate of 10.0% to reflect our investment at its estimated fair value. The impairment is recorded within loss from unconsolidated real estate affiliates on our Consolidated Statement of Operations and Comprehensive Income.
Commencing on October 1, 2023, we have elected the fair value option for DST Programs launching after that date. The estimate of fair value of financing obligations takes into consideration various factors including the current DST Property values and master lease payments made to DST investors. We use the discounted cash flow valuation methodology which incorporates unobservable inputs for discount rates and exit capitalization rates to measure the financing obligations related to our DST Program. The discount rates used range from of 7.0% to 7.75% with a weighted average of 7.28% as of June 30, 2026 and a range of 7.0% to 7.75% for a weighted average of 7.26% as of December 31, 2025. The exit capitalization rates used range from 5.25% to 6.0% with a weighted average of 5.59% as of June 30, 2026 and a range of 5.25% to 6.0% for a weighted average of 5.53% as of December 31, 2025. An increase in either the discount rate or exit capitalization rate would result in a decrease in the fair value of the financing obligation. The unobservable inputs used in estimating the fair value of these financial liabilities are considered Level 3 and the weighted averages are weighted by relative fair value. As of June 30, 2026 and December 31, 2025, $1,350,116 and $1,174,938, respectively, of our financing obligation was measured at fair value. During the three and six months ended June 30, 2026, we recorded a net unrealized loss on financial obligation in the amount of $18,868 and $36,745, respectively. During the three and six months ended June 30, 2025, we recorded a net unrealized loss on financial obligations in the amount of $13,313 and $20,445, respectively.
We have estimated the fair value of our mortgage notes and other debt payable reflected in the accompanying Consolidated Balance Sheets at amounts that are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analysis with regard to fixed rate debt) for similar loans made to borrowers with similar credit ratings and for the same maturities. The fair value of our consolidated mortgage notes and other debt payable using Level 2 inputs was $63,187 and $67,827 lower than the aggregate carrying amounts at June 30, 2026 and December 31, 2025, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon extinguishment of our mortgage notes and other debt payable.
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
As of June 30, 2026, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$388,000
Interest Rate Swaps	7	381,290
Interest Rate Collars	3	350,000
The fair value of our interest rate derivatives represent assets of $12,776 and $444 at June 30, 2026 and December 31, 2025, respectively.
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
We allocated the purchase price for our 2026 acquisitions in accordance with authoritative guidance as follows:

2026 Acquisitions
Land	$15,487
Building and equipment	61,072
In-place lease intangible (acquired intangible assets)	16,904
Above-market lease intangible (acquired intangible assets)	76
Below-market lease intangible (acquired intangible liabilities)	(891)
$92,648
Amortization period for intangible assets and liabilities	7.25 to 15 Years
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
On May 4, 2026, we sold 4211 Starboard Drive, a 130,000 square foot industrial property located in Fremont, California for approximately $61,000 less closing costs. In connection with the disposition, the mortgage loan associated with the property of $20,164 was retired. We recorded a gain on the sale of the property of approximately $27,000 and a loss on the extinguishment of debt of approximately $30.
NOTE 4—UNCONSOLIDATED REAL ESTATE AFFILIATES AND FUND INVESTMENTS
In addition to investments in consolidated properties, we may make investments in real estate, which are classified as unconsolidated real estate affiliates under GAAP.

Unconsolidated Real Estate Affiliates
The following represent our unconsolidated real estate affiliates accounted for under the equity method of accounting as of June 30, 2026 and December 31, 2025:

				Carrying Amount of Investment
Property	Property Type	Location	Acquisition Date	June 30, 2026	December 31, 2025
Chicago Parking Garage	Other	Chicago, IL	December 23, 2014	$12,000	$12,318
Pioneer Tower	Healthcare	Portland, OR	June 28, 2016	36,873	38,970
The Tremont	Residential	Burlington, MA	July 19, 2018	22,532	22,346
The Huntington	Residential	Burlington, MA	July 19, 2018	9,402	8,953
Siena Suwanee Town Center	Residential	Suwanee, GA	December 15, 2020	29,953	30,293
Kingston at McLean Crossing	Residential	McLean, VA	December 3, 2021	—	24,400
Total				$110,760	$137,280
Summarized Combined Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

	June 30, 2026	December 31, 2025
Net investments in real estate	$263,720	$376,551
Acquired intangible assets, net	7,663	7,760
Other assets	7,983	6,950
Total assets	$279,366	$391,261

Mortgage notes and other debt payable	$97,911	$178,682
Acquired intangible liabilities, net	262	449
Other liabilities	2,344	3,196
Total liabilities	100,517	182,327
Members’ equity	178,849	208,934
Total liabilities and members' equity	$279,366	$391,261
Company Investments in Unconsolidated Real Estate Affiliates—Equity Method Investments

	June 30, 2026	December 31, 2025
Members’ equity	$178,849	$208,934
Less: other members' equity	(12,904)	(16,505)
Basis differential	(55,185)	(55,149)
Investments in unconsolidated real estate affiliates	$110,760	$137,280
Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Total revenues	$5,807	$9,720	$12,587	$19,009
Total operating expenses	4,599	6,225	9,794	12,588
Operating income	$1,208	$3,495	$2,793	$6,421
Total other expenses/(income)	890	2,000	2,133	4,055
Net income	$318	$1,495	$660	$2,366

Company Equity in Income of Unconsolidated Real Estate Affiliates—Equity Method Investments

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net income of unconsolidated real estate affiliates	$318	$1,495	$660	$2,366
Other members’ share of net income	(187)	(247)	(396)	(412)
Impairment of investments in unconsolidated real estate affiliates	—	—	—	(917)
Company equity in income of unconsolidated real estate affiliates	$131	$1,248	$264	$1,037
Kingston at McLean Crossing
On January 30, 2026, the joint venture owning Kingston at McLean Crossing, a 319-unit residential building located in McLean, Virginia sold the property for approximately $144,500 less closing costs. In connection with the disposition, the mortgage loan associated with the property of $80,000 was retired. We recorded a gain on the sale of the unconsolidated real estate affiliate in the amount of $20,749.
NYC Retail Portfolio
On December 8, 2015, a wholly owned subsidiary of ours acquired an approximate 28% interest in a newly formed limited partnership, Madison NYC Core Retail Partners, L.P., which acquired an approximate 49% interest in entities that initially owned 15 retail properties located in the greater New York City area (the “NYC Retail Portfolio”), the result of which is that we own an approximate 14% interest in the NYC Retail Portfolio. The purchase price for such portion was approximately $85,600 including closing costs. As of June 30, 2026, the NYC Retail Portfolio owned six retail properties totaling approximately 1,790,000 square feet across urban infill locations in Manhattan, Brooklyn, Queens and New Jersey. We have unfunded commitments of $7,737.
At acquisition we made the election to account for our interest in the NYC Retail Portfolio under the fair value option. As of June 30, 2026 and December 31, 2025, the carrying amount of our investment in the NYC Retail Portfolio was $57,490 and $58,721, respectively. During the three and six months ended June 30, 2026, we recorded a decrease in fair value of our investment in the NYC Retail Portfolio of $1,572 and $2,253, respectively. During the three and six months ended June 30, 2026, we made capital contributions of $0 and $1,022, respectively, and received no distributions from Madison NYC Core Retail Partners, L.P. During the three and six months ended June 30, 2025, we recorded a decrease in fair value of our investment in the NYC Retail Portfolio of $5,378 and $8,248, respectively. During the three and six months ended June 30, 2025, we made no capital contributions and received no distributions from Madison NYC Core Retail Partners, L.P.
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
At acquisition on August 5, 2021, we made the election to account for our equity interest in the Single-Family Rental Portfolio I under the fair value option. Upon the restructure of our investment on April 23, 2025, we account for our 95% controlling interest under historical cost basis. During the three and six months ended June 30, 2025, we received distributions of income totaling $0 and $698, which increased income from unconsolidated real estate affiliates and we received return of capital distributions totaling $0 and $256, respectively, which reduced the carrying amount of our investment. During the three and six months ended June 30, 2025, we recorded an increase in the fair value of our investment in the Single-Family Rental Portfolio I of $6,395 and $11,261, respectively.

Summarized Combined Balance Sheets—NYC Retail Portfolio—Fair Value Option Investments

	June 30, 2026	December 31, 2025
Investment in real estate ventures	$204,199	$209,737
Cash	222	220
Other assets	10	15
Total assets	$204,431	$209,972

Total liabilities	$57,526	$53,173
Partners' capital	146,905	156,799
Total liabilities and partners' capital	$204,431	$209,972
Summarized Statement of Operations—NYC Retail Portfolio and Single-Family Rental Portfolio I—Fair Value Option Investments (Single-Family Rental Portfolio I presented through consolidation date of April 23, 2025)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Total revenue	$—	$6,162	$—	$26,416

Net investment loss	(1,690)	(223,864)	(2,393)	(217,184)
Net unrealized (loss) gain on investment in real estate ventures	(5,393)	202,577	(7,451)	197,184
Net loss	$(7,083)	$(21,287)	$(9,844)	$(20,000)
NOTE 5—MORTGAGE NOTES RECEIVABLE
Mortgage notes receivable, including related accrued interest receivable, consists of first mortgage loans originated by us and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes receivable are initially recorded at the amount advanced to the borrower less allowance for credit loss, if applicable. As of June 30, 2026, no allowance for credit loss has been recorded. Interest income is recognized monthly and includes the stated interest less the amortization of any financing costs. Mortgage notes receivables that we enter into may include commitments to fund incremental amounts to our borrowers after the initial closing. Our mortgage notes receivable consist of the following as of June 30, 2026:

Loan Secured By	Location	Origination Date	Maturity Date	Loan Type	Interest Rate (SOFR +) (1)	Loan Amount	Unfunded Amount
Residential	Tomball, TX	December 20, 2024	December 15, 2027	Interest Only	3.00%	$32,000	$—
________
(1)    One month term SOFR.

NOTE 6—MORTGAGE NOTES AND OTHER DEBT PAYABLE
Mortgage notes and other debt payable have various maturities through 2055 and consist of the following:

	Maturity/Extinguishment Date	Fixed / Floating	Interest Rate	Amount payable as of
				June 30, 2026	December 31, 2025
Mortgage notes payable (1)(2)	June 1, 2026 - June 1, 2055	Fixed / Floating	2.41% - 6.16%	$1,449,506	$1,468,211
Revolving line of credit	March 13, 2028	Fixed / Floating	5.15	—	85,000
Term loan	March 13, 2028	Fixed	4.77	400,000	400,000
Total				$1,849,506	$1,953,211
Net debt discount on assumed debt and debt issuance costs				(29,046)	(23,100)
Mortgage notes and other debt payable, net				$1,820,460	$1,930,111

Dylan Point Loma (3)				$—	$37,169
Mortgage notes and other debt payable of property held for sale				$—	$37,169

________
(1)    During the six months ended June 30, 2026, we repaid the mortgage notes payable related to Dylan Point Loma, Rancho Temecula Town Center and Maui Mall in the amounts of $37,175, $28,000 and $32,417, respectively.
(2)    During the six months ended June 30, 2026, we entered into a mortgage note payable related to Louisville Logistics Center and West Boston Medical Center in the amounts of $49,000 and $19,290.
(3)    The property associated with this mortgage note payable was classified as held for sale as of December 31, 2025.

Aggregate future principal payments of mortgage notes payable and other debt payable as of June 30, 2026 are as follows:

Year	Amount
2026	$70,876
2027	447,349
2028	149,944
2029	469,766
2030	275,855
Thereafter	435,716
Total	$1,849,506
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

We intend to use the Revolving Credit Facility to cover short-term capital needs, for new property acquisitions and working capital. We may not draw funds on our Credit Facility if we (i) experience a material adverse effect, which is defined to include, among other things, (a) a material adverse effect on the business, assets, operations or our financial condition taken as a whole; (b) the inability of any loan party to perform any of its obligations under any loan document; or (c) a material adverse effect upon the validity or enforceability of any loan document or (ii) are in default, as that term is defined in the agreement, including a default under certain other loan agreements and/or guarantees entered into by us or our subsidiaries. As of June 30, 2026, we believe no material adverse effects had occurred. We expect to utilize our cash on hand and Credit Facility capacity to extinguish mortgage notes maturing in 2026, fund redemptions and other general corporate needs.
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
At June 30, 2026, we had no balance outstanding under the Revolving Credit Facility at Term SOFR plus 1.25% and $400,000 outstanding under the Term Loan at Term SOFR plus 1.20%. We entered into swap and collar agreements for $650,000 of the Credit Facility to fix the floating rate SOFR at an average of 3.87% (all in rate of 5.07% to 5.12% at June 30, 2026). The interest rate swap and collar agreements mature between April 28, 2027 and April 28, 2030.
Covenants
At June 30, 2026, we were in compliance with all debt covenants.
Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the terms of the respective agreements as a component of interest expense. Accumulated amortization of debt issuance costs at June 30, 2026 and December 31, 2025 was $19,535 and $17,951, respectively.
NOTE 7—COMMON STOCK AND OP UNITS
As of June 30, 2026, we have nine classes of common stock: Class A, Class M, Class A-I, Class M-I, Class D, Class I, Class N, Class S, and Class Z. The fees payable to LaSalle Investment Management Distributors, LLC, an affiliate of our Advisor and the dealer manager for our offerings (the "Dealer Manager"), with respect to each outstanding share of each class, as a percentage of NAV, are as follows:

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
(3)     Shares of Class D, I, N, S, and Z common stock are only being offered pursuant to our private offerings.

The selling commissions and stockholder servicing fees are offering costs and are recorded as a reduction of additional paid in capital.
Stock Transactions
The stock transactions for each of our classes of common stock, which includes those accounted for as redeemable equity, for the six months ended June 30, 2026 were as follows:

	Class A Shares	Class M Shares	Class A-I Shares	Class M-I Shares	Class D Shares	Class I Shares	Class N Shares	Class S Shares	Class Z Shares
Balance, December 31, 2025	79,656,280	19,403,439	2,668,862	98,568,618	—	272,469	11,133,373	317,022	—
Issuance of common stock	1,576,151	633,788	137,659	2,752,612	—	849,217	—	1,248,723	—
Repurchase of common stock	(6,849,521)	(1,400,376)	—	(5,930,844)	—	—	—	—	—
Share conversions	(575,614)	(71,148)	—	646,254	—	—	—	—	—
Balance, June 30, 2026	73,807,296	18,565,703	2,806,521	96,036,640	—	1,121,686	11,133,373	1,565,745	—
Included above is 8,726,003 of Class N shares that are classified as redeemable equity on our Consolidated Balance Sheets.
Stock Issuances
The stock issuances for our classes of shares, including those issued through our distribution reinvestment plan, as stock compensation and accounted for as redeemable equity, for the six months ended June 30, 2026 were as follows:

	Six Months Ended June 30, 2026
	# of shares	Amount
Class A Shares	1,576,151	$17,755
Class M Shares	633,788	7,130
Class A-I Shares	137,659	1,548
Class M-I Shares	2,752,612	30,949
Class I Shares	849,217	9,564
Class S Shares	1,248,723	14,139
Total		$81,085
Deferred Stock Units
Pursuant to our independent directors compensation plan, our independent directors may elect to receive their annual stock compensation in deferred stock units in lieu of issuing common shares. Deferred stock units are elected on an annual basis. Distributions on the deferred stock units will be accrued as additional deferred stock units and deferred. The deferred stock units will be issued to the independent directors based on a specific date elected by the director at time of election or at the time of separation from service from the Company and are convertible on a 1-for-1 basis into shares of Class I shares. For the six months ended June 30, 2026, we issued 19,993 deferred stock units for $225 under the directors compensation plan. The outstanding deferred stock units are presented on our Consolidated Balance Sheets within Accounts payable and other accrued expenses.
Share Repurchase Plan
Our share repurchase plan allows stockholders, subject to a one-year holding period, with certain exceptions, to request that we repurchase all or a portion of their shares of common stock on a daily basis at that day's NAV per share, limited to 5% of aggregate Company NAV per quarter. For the six months ended June 30, 2026, we honored 100% of repurchase requests we received and repurchased 14,180,741 shares of common stock in the amount of $159,495. During the six months ended June 30, 2025, we honored 100% of repurchase requests we received and repurchased 17,364,778 shares of common stock in the amount of $199,143. As of June 30, 2026, we had 8,726,003 of Class N shares outstanding that are classified as redeemable equity which is not subject to our share repurchase plan and are redeemable at the option of the holder under conditions out of our control.

Distribution Reinvestment Plan
Pursuant to our distribution reinvestment plan, holders of shares of any class of our common stock and OP Units may elect to have their cash distributions reinvested in additional shares of our common stock at the NAV per share applicable to the class of shares being purchased on the distribution date. For the six months ended June 30, 2026, we issued 3,176,351 shares of common stock for $35,689 under the distribution reinvestment plan. For the six months ended June 30, 2025, we issued 3,407,837 shares of common stock for $38,727 under the distribution reinvestment plan.
Operating Partnership Units
Our operating partnership may issue OP Units to DST investors upon exercising its fair market value purchase option (the "FMV Option") in exchange for their beneficial interests in such DST Properties, which are recorded as financing obligations (see Note 8—DST Program). Our operating partnership may also issue OP Units in connection with certain acquisitions of real estate properties from third parties. After a one-year holding period, holders of OP Units generally have the right to cause our operating partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both. During the six months ended June 30, 2026, we issued a total of 11,372,017 OP Units with a value of $127,212. During the six months ended June 30, 2025, we issued a total of 16,112,812 OP Units with a value of $184,204. During the six months ended June 30, 2026, we redeemed a total of 2,595,768 OP Units for $29,083. During the six months ended June 30, 2025, we redeemed a total of 2,362,264 OP Units for $26,981.
Organization and Offering Costs
Organization and offering costs include, but are not limited to, legal, accounting, printing, filing fees and personnel costs of our Advisor attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC, or in private placements. LaSalle agreed to fund our organization and offering expenses for the Current Public Offering until June 6, 2025, the day the registration statement was declared effective by the SEC, following which time we commenced reimbursing LaSalle over 36 months. Following the Current Public Offering commencement date, we began paying directly or reimbursing LaSalle if it pays on our behalf any organization and offering costs incurred during the Current Public Offering period (other than selling commissions and stockholder servicing fees) as and when incurred. After the termination of the Current Public Offering, LaSalle has agreed to reimburse us to the extent that the organization and offering costs that we incur exceed 15% of our gross proceeds from the Current Public Offering. Organization costs are expensed, whereas offering costs are recorded as a reduction of capital in excess of par value. As of June 30, 2026 and December 31, 2025, LaSalle has paid $3,616 and $3,049, respectively, of organization and offering costs on our behalf which we had not yet reimbursed. These costs are included in Accrued offering costs on the Consolidated Balance Sheets.
Earnings Per Share
Basic per share amounts are based on the weighted average of shares outstanding of 207,885,453, and 223,342,829 for the six months ended June 30, 2026 and 2025, respectively. We have no dilutive or potentially dilutive securities.
We compute net income per share for Class A, Class M, Class A-I, Class M-I, Class D, Class I, Class N, Class S, and Class Z common stock using the two-class method. Our Advisor may earn a performance fee or reduce the fixed advisory fee for some period of time (see Note 10—Related Party Transactions), which may impact the net income of each class of common stock differently. In periods where no performance fee or reduced fixed advisory fee is recognized in our Consolidated Statements of Operations and Comprehensive Income, the net income per share will be the same for each class of common stock. No performance fee is recognized for the three and six months ended June 30, 2026 and 2025. We reduced the fixed advisory fee through December 31, 2026 for Class D, Class I, Class S and Class Z.
Basic and diluted net income per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. We have not issued any dilutive or potentially dilutive securities, and thus the basic and diluted net income per share for a given class of common stock is the same for each period presented.

The following table sets forth the computation of basic and diluted net income per share for each class of our common stock with shares outstanding:

	Three Months Ended June 30, 2026
	Class A	Class M	Class A-I	Class M-I	Class I	Class N	Class S

Allocation of net income before advisory fees	$5,500	$1,377	$204	$7,040	$70	$815	$98
Allocation of advisory fees	(2,634)	(660)	(98)	(3,374)	(27)	(390)	(37)
Total	$2,866	$717	$106	$3,666	$43	$425	$61
Weighted average number of common shares outstanding	75,115,222	18,803,705	2,792,250	96,150,558	960,167	11,133,373	1,342,832
Basic net income per share:	$0.04	$0.04	$0.04	$0.04	$0.05	$0.04	$0.05

	Three Months Ended June 30, 2025
	Class A	Class M	Class A-I	Class M-I	Class I	Class N	Class S

Allocation of net loss before advisory fees	$(1,127)	$(261)	$(35)	$(1,318)	$—	$(145)	$—
Allocation of advisory fees	—	—	—	—	—	—	—
Total	$(1,127)	$(261)	$(35)	$(1,318)	$—	$(145)	$—
Weighted average number of common shares outstanding	86,519,062	20,068,283	2,728,147	101,279,502	—	11,133,373	—
Basic and diluted net loss per share:	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$—	$(0.01)	$—

	Six Months Ended June 30, 2026
	Class A	Class M	Class A-I	Class M-I	Class I	Class N	Class S

Allocation of net income before advisory fees	$14,433	$3,593	$516	$18,252	$146	$2,101	$189
Allocation of advisory fees	(5,331)	(1,329)	(191)	(6,747)	(43)	(775)	(56)
Total	$9,102	$2,264	$325	$11,505	$103	$1,326	$133
Weighted average number of common shares outstanding	76,480,670	19,039,591	2,736,923	96,722,624	771,562	11,133,373	1,000,710
Basic net income per share:	$0.12	$0.12	$0.12	$0.12	$0.13	$0.12	$0.13

	Six Months ended June 30, 2025
	Class A	Class M	Class A-I	Class M-I	Class I	Class N	Class S

Allocation of net loss before advisory fees	$(3,293)	$(761)	$(108)	$(3,853)	$—	$(419)	$—
Allocation of advisory fees	—	—	—	—	—	—	—
Total	$(3,293)	$(761)	$(108)	$(3,853)	$—	$(419)	$—
Weighted average number of common shares outstanding	87,211,671	20,153,121	2,850,698	102,042,176	—	11,085,163	—
Basic and diluted net loss per share:	$(0.04)	$(0.04)	$(0.04)	$(0.04)	$—	$(0.04)	$—

NOTE 8—DST PROGRAM
On October 16, 2019, we, through our operating partnership, initiated the DST Program, and on August 6, 2024, our board of directors approved an increase to raise up to a total of $3,000,000 in private placements through the sale of beneficial interests in specific DSTs holding DST Properties, which may be sourced from our existing real estate portfolio or from newly acquired properties sourced from third parties. Each DST Property will be leased back by a wholly owned subsidiary of our operating partnership on a long-term basis for up to ten years pursuant to a master lease agreement. The master lease agreements are expected to be guaranteed by our operating partnership. As compensation for the master lease guarantee, our operating partnership will retain a FMV Option giving it the right, but not the obligation, to acquire the beneficial interests in the DST from the investors at any time after two years from the closing of the applicable DST offering in exchange for OP Units or cash, at our discretion.
The sale of beneficial interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the FMV Option retained by the operating partnership and as such, the property will remain on our books and records. The proceeds received from each DST offering will be accounted for as a financing obligation on the Consolidated Balance Sheets. Upfront costs for legal work and debt placement costs for the DST are reimbursed by DST investors and are accounted for as deferred loan costs and are netted against the financing obligation. As of June 30, 2026, there are $305 of costs to be reimbursed.
Under the master lease, we are responsible for subleasing the DST Property to tenants, for covering all costs associated with operating the underlying DST Property, and for paying base rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes), the DST Properties are included in our consolidated financial statements. Commencing on October 1, 2023, we have elected the fair value option for DSTs launching after that date and, as such, the financial obligation will be remeasured on a recurring basis. We account for payments made to the DST under the master lease as a reduction of our financial obligations prior to remeasuring the fair value. During the three and six months ended June 30, 2026, we recorded $18,868 and $36,745, respectively, of net unrealized loss on financing obligations related to DST Programs for which we elected the fair value option which was inclusive of payments made under the master lease of $16,819 and $32,377, during the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025, we recorded $13,313 and $20,445, respectively, of net unrealized loss on financing obligations related to DST Programs for which we elected the fair value option which was inclusive of payments made under the master lease of $9,950 and $18,290, during the three and six months ended June 30, 2025, respectively. Additionally, we recorded a realized loss on financing obligation of $295 during the three and six months ended June 30, 2026, related to DST Programs for which we completed the fair value repurchase option and for which we had elected the fair value option.
For programs launched prior to October 1, 2023, we accounted for the master lease rent payments as interest expense. For these programs we recorded interest expense related to the master lease in the amounts of $0 and $166, respectively, during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, we recorded interest expense related to master lease in the amounts of $4,379 and $10,300, respectively. Additionally for these programs we recognize non-cash interest expense over the expected period until exercising of the FMV Option for properties that have increased in fair value. We recognize non-cash interest income (recorded as a reduction to interest expense) at exercise of the FMV Option for properties that have decreased in fair value in addition to when properties have decreased in fair value following initial periods when the fair value has increased. We incurred non-cash interest income of $0 and $112, respectively, for the three and six months ended June 30, 2026. We incurred non-cash interest expense of $1,879 and $3,454, respectively, for the three and six months ended June 30, 2025 and non-cash interest income of $16,512 and $17,399, respectively, for the three and six months ended June 30, 2025. During the three months ended March 31, 2026, we exercised the fair value option for the final program launched prior to October 1, 2023.
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

As of June 30, 2026, we have sold approximately $2,525,000 of interests related to the DST Program. As of June 30, 2026, the following properties are included in our DST Program:

140 Park Avenue	Kierland Village Center	200 Lewis
47 National Way	Pinecone Apartments	1225 Michael Drive
Taunton Distribution Center	Miramont Apartments	1300 Michael Drive
Townlake of Coppell	Glendale Distribution Center	1350 Michael Drive
Haven North Andover	DFW Distribution Center	2501 Allan Drive
Elgin Distribution Center	Skokie Commons	2601 Allan Drive
Grand Prairie Distribution Center	Louisville Distribution Center	1301 Mittel Drive
Oak Street Lofts	Silverado Square	Northeast Atlanta Distribution Center
Woodside Trumbull	Roeland Park Medical Office	6635 West Frye Road
Chandler Distribution Center	North Boston Medical Center	Fremont Distribution Center
Jory Trail at the Grove	North Tampa Surgery Center	4337 Allpoints Drive
Whitestone Market	8600 NE 82nd Street
NOTE 9—RENTALS UNDER OPERATING LEASES
We receive rental income from operating leases. The minimum future rentals from consolidated properties, excluding those classified as held for sale and those from residential properties which are short term, generally 12 months or less, based on operating leases in place at June 30, 2026 are as follows:

Year	Amount
2026	$112,152
2027	214,999
2028	207,554
2029	185,734
2030	162,002
Thereafter	539,727
Total	$1,422,168
 Minimum future rentals do not include amounts payable by certain tenants based upon a percentage of their gross sales or as reimbursement of property operating expenses. During the three and six months ended June 30, 2026, no individual tenant accounted for greater than 10% of minimum base rents.
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
The fixed advisory fees for the three and six months ended June 30, 2026 were $10,393 and $20,714, respectively. The fixed advisory fees for the three and six months ended June 30, 2025 were $10,077 and $19,911, respectively. There were no performance fees for the three and six months ended June 30, 2026 and 2025. Included in Advisor fees payable at June 30, 2026 and December 31, 2025 were $3,428 and $3,549 of fixed fee expense, respectively, and no performance fee expenses.

Additionally, we reimburse LaSalle for employment costs of employees of the Advisor for performing certain services for the Company. For the three and six months ended June 30, 2026, LaSalle was paid $1,621 and $3,648, respectively. For the three and six months ended June 30, 2025, LaSalle was paid $1,309 and $2,976, respectively. Included in the amounts above were reimbursements of employment costs for our executive officers of $161 and $360 for the three and six months ended June 30, 2026, respectively.
We pay Jones Lang LaSalle Americas, Inc. (“JLL Americas”), an affiliate of the Advisor, for property management, construction management, leasing, mortgage brokerage and sales brokerage services performed at various properties we own. For the three and six months ended June 30, 2026, JLL Americas was paid $973 and $1,876, respectively. For the three and six months ended June 30, 2025, JLL Americas was paid $636 and $1,518, respectively.
We pay the Dealer Manager selling commissions and stockholder servicing fees in connection with our offerings. For the three and six months ended June 30, 2026, we paid the Dealer Manager selling commissions and stockholder servicing fees totaling $3,120 and $6,219, respectively. For the three and six months ended June 30, 2025, we paid Dealer Manager selling commissions and stockholder servicing fees totaling $3,012 and $5,936, respectively. A majority of the selling commissions and stockholder servicing fees are reallowed to participating broker-dealers. Included in Accrued offering costs at June 30, 2026 and December 31, 2025 were $205,169 and $201,251 of future stockholder servicing fees payable, respectively.
As of June 30, 2026 and December 31, 2025, we owed $3,616 and $3,049, respectively, for organization and offering costs paid by LaSalle (see Note 7—Common Stock and OP Units). These costs are included in Accrued offering costs.
LaSalle Investment Management Distributors, LLC also serves as the dealer manager for the DST Program on a “best efforts” basis. Our taxable REIT subsidiary, which is a wholly owned subsidiary of our operating partnership, pays the dealer manager upfront selling commissions, upfront dealer manager fees and placement fees of up to 5.0%, 1.0% and 1.0%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. A majority of the upfront selling commissions, dealer manager fees and placement fees are reallowed to participating broker-dealers. For the three and six months ended June 30, 2026, our taxable REIT subsidiary earned $2,305 and $3,802, respectively, of which $2,131 is payable to the Dealer Manager as of June 30, 2026. For the three and six months ended June 30, 2025, our taxable REIT subsidiary paid $2,904 and $5,531, respectively, to the Dealer Manager. In addition, the Dealer Manager receives an ongoing investor servicing fee or stockholder servicing fee, as applicable, that is calculated daily on a continuous basis from year to year equal to 1/365th of (a) 0.25% of the total, gross equity offering at the time of syndication, payable by the DSTs; (b) 0.85% of the NAV of each outstanding Class S OP Unit, 0.30% of the NAV of each outstanding Class Z OP Unit and 0.30% of the NAV of each outstanding Class D OP Unit for such day issued in connection with the operating partnership's FMV Option, payable by our operating partnership; and (c) 0.85% of the NAV of each outstanding Class S share, 0.30% of the NAV of each outstanding Class Z share and 0.30% of the NAV of each outstanding Class D share for such day issued in connection with the investors' redemption right, payable by us. The investor servicing fee or stockholder servicing fee, as applicable, may continue for so long as the investor in the DST Program holds beneficial interests, Class Z, Class D or Class S OP Units or Class Z, Class D or Class S shares that were issued in connection with the DST Program. The majority of all investor servicing fees or stockholder servicing fee, as applicable, are reallowed to participating broker-dealers. No investor servicing fee or stockholder servicing fee, as applicable, will be paid on Class M-I OP Units or Class M-I shares. For the three and six months ended June 30, 2026, the DSTs paid $883 and $1,693, respectively, in investor servicing fees to the Dealer Manager in connection with the DST Program. For the three and six months ended June 30, 2025, the DSTs paid $781 and $1,553, respectively, in investor servicing fees to the Dealer Manager in connection with the DST Program.
LaSalle also serves as the manager for the DST Program. Each DST may pay the manager a management fee equal to a to-be-agreed upon percentage of the total equity of such DST. For the three and six months ended June 30, 2026, the DSTs paid $530 and $1,016, respectively, in management fees to our Advisor in connection with the DST Program. For the three and six months ended June 30, 2025, the DSTs paid $468 and $932, respectively, in management fees to our Advisor in connection with the DST Program.
On January 2, 2025, we received $100,000 from the sale of 8,726,003 shares of our Class N shares to Jones Lang LaSalle Co-Investment, Inc. at the per share purchase price of $11.46. As of June 30, 2026, JLL and its affiliates owned an aggregate of 2,521,801 Class M-I shares and 8,726,003 Class N shares and have a value of approximately $126,600 as of June 30, 2026. The 8,726,003 Class N shares are classified as redeemable equity on our Consolidated Balance Sheets.

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
The operating agreement for 13500 Danielson Street, 2840 Loker Avenue and 15890 Bernardo Center Drive allows the unrelated third party joint venture partner, owning a 5% interest, to immediately put its interest to us at a market determined value.
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
NOTE 12—SEGMENT REPORTING
We have five operating segments: healthcare, industrial, residential, retail and other. Other includes operations of our consolidated parking garage and mortgage notes receivable. Consistent with how our chief operating decision maker ("CODM") reviews and manages our properties, the financial information summarized below is presented by operating segment for the three and six months ended June 30, 2026 and 2025. Our CODM is made up of our chief executive officer and two executives of our Advisor's portfolio management group.

Three Months Ended June 30, 2026	Healthcare	Industrial	Residential	Retail	Other	Total
Assets as of June 30, 2026	$656,088	$2,112,855	$1,947,401	$609,450	$52,692	$5,378,486
Assets as of December 31, 2025	625,069	2,093,203	2,047,655	613,733	52,636	5,432,296

Capital expenditures by segment	$2,036	$7,134	$5,224	$1,669	$—	$16,063

Revenues:
Rental revenue	$17,701	$40,146	$41,262	$15,615	$71	$114,795
Other revenue	586	849	1,707	291	686	4,119
Interest on mortgage notes receivable	—	—	—	—	547	547
Total revenues	$18,287	$40,995	$42,969	$15,906	$1,304	$119,461
Adjustments to total revenues(1)	(932)	89	(736)	(1,033)	4	(2,608)
Total segment revenue	$17,355	$41,084	$42,233	$14,873	$1,308	$116,853

Operating expenses:
Real estate taxes	$1,288	$6,618	$6,574	$1,738	$117	$16,335
Property operating	3,784	3,206	11,602	2,646	216	21,454
Property general and administrative	139	111	29	233	47	559
Total operating expenses	$5,211	$9,935	$18,205	$4,617	$380	$38,348
Adjustments to total operating expenses(2)	—	(18)	(299)	(110)	—	(427)
Total segment operating expenses	$5,211	$9,917	$17,906	$4,507	$380	$37,921

Total segment operating income	$12,144	$31,167	$24,327	$10,366	$928	$78,932

Reconciliation to net income
Total segment operating income						$78,932
Elimination of adjustments						2,181
Corporate level revenue and operating expenses						204
Advisor fees						(10,393)
Company level expenses						(3,034)
Provision for impairment of real estate						(246)
Depreciation and amortization						(44,638)
Interest expense						(16,616)
Unrealized loss on financial obligation						(18,868)
Realized loss on financial obligation						(295)
Loss from unconsolidated real estate affiliates and fund investments						(1,441)
Gain on disposition of property and extinguishment of debt, net						27,122
Loss on sale of unconsolidated real estate affiliate						(200)
Net income						$12,708

Reconciliation to total consolidated assets as of June 30, 2026
Assets per reportable segments						$5,378,486
Investment in unconsolidated real estate affiliates, real estate fund investments and corporate level assets						134,954
Total consolidated assets						$5,513,440

Reconciliation to total consolidated assets as of December 31, 2025
Assets per reportable segments						$5,432,296
Investment in unconsolidated real estate affiliates, real estate fund investment and corporate level assets						195,083
Total consolidated assets						$5,627,379
________
(1)    Adjustments represent exclusion of straight-line rent and amortization of above and below lease intangibles as well as amounts attributable to our joint venture partner's share of total revenues.
(2)    Adjustments represent amounts attributable to our joint venture partner's share of total operating expenses.

Three Months Ended June 30, 2025	Healthcare	Industrial	Residential	Retail	Other	Total

Capital expenditures by segment	$470	$3,258	$6,128	$644	$—	$10,500

Revenues:
Rental revenue	$16,705	$35,449	$40,466	$13,503	$71	$106,194
Other revenue	474	147	1,528	226	526	2,901
Interest on mortgage notes receivable	—	—	—	—	2,582	2,582
Total revenues	$17,179	$35,596	$41,994	$13,729	$3,179	$111,677
Adjustments to total revenues(1)	(1,141)	(1,301)	(563)	(413)	4	(3,414)
Total segment revenue	$16,038	$34,295	$41,431	$13,316	$3,183	$108,263
Operating expenses:
Real estate taxes	$1,486	$5,803	$6,078	$1,717	$123	$15,207
Property operating expenses	3,638	2,807	11,412	2,246	231	20,334
Property general and administrative	88	144	114	149	35	530
Total operating expenses	$5,212	$8,754	$17,604	$4,112	$389	$36,071
Adjustments to total operating expenses(2)	—	(25)	(226)	(102)	—	(353)
Total segment operating expenses	$5,212	$8,729	$17,378	$4,010	$389	$35,718

Total segment operating income	$10,826	$25,566	$24,053	$9,306	$2,794	$72,545

Reconciliation to net income
Total segment operating income						$72,545
Elimination of adjustments						3,061
Corporate level revenue and operating expenses						55
Advisor fees						(10,077)
Company level expenses						(2,179)
Provision for impairment of real estate						(211)
Depreciation and amortization						(40,339)
Interest expense						(13,033)
Unrealized loss on financial obligation						(13,313)
Loss from unconsolidated real estate affiliates and fund investments						(241)
Net loss						$(3,732)
________
(1)    Adjustments represent exclusion of straight-line rent and amortization of above and below lease intangibles as well as amounts attributable to our joint venture partner's share of total revenues.
(2)    Adjustments represent amounts attributable to our joint venture partner's share of total operating expenses.

Six Months Ended June 30, 2026	Healthcare	Industrial	Residential	Retail	Other	Total

Capital expenditures by segment	$2,867	$10,019	$10,302	$4,227	$—	$27,415

Revenues:
Rental revenue	$34,851	$81,608	$82,403	$30,440	$142	$229,444
Other revenue	2,799	1,170	3,312	530	1,142	8,953
Interest on mortgage notes receivable	—	—	—	—	1,087	1,087
Total revenues	$37,650	$82,778	$85,715	$30,970	$2,371	$239,484
Adjustments to total revenues(1)	(1,477)	(1,582)	(1,442)	(2,058)	8	(6,551)
Total segment revenue	$36,173	$81,196	$84,273	$28,912	$2,379	$232,933

Operating expenses:
Real estate taxes	$2,768	$13,159	$12,944	$3,575	$215	$32,661
Property operating expenses	7,466	6,581	22,982	5,154	363	42,546
Property general and administrative	234	257	138	393	69	1,091
Total operating expenses	$10,468	$19,997	$36,064	$9,122	$647	$76,298
Adjustments to total operating expenses(2)	—	(41)	(578)	(228)	—	(847)
Total segment operating expenses	$10,468	$19,956	$35,486	$8,894	$647	$75,451

Total segment operating income	$25,705	$61,240	$48,787	$20,018	$1,732	$157,482

Reconciliation to net income
Total segment operating income						$157,482
Elimination of adjustments						5,704
Corporate level revenue and operating expenses						554
Advisor fees						(20,714)
Company level expenses						(5,695)
Provision for impairment of real estate						(246)
Depreciation and amortization						(88,865)
Interest expense						(33,846)
Unrealized loss on financial obligation						(36,745)
Realized loss on financial obligation						(295)
Loss from unconsolidated real estate affiliates and fund investments						(1,989)
Gain on disposition of property and extinguishment of debt, net						40,272
Gain on sale of unconsolidated real estate affiliate						20,749
Net income						$36,366

Six Months Ended June 30, 2025	Healthcare	Industrial	Residential	Retail	Other	Total

Capital expenditures by segment	$2,152	$5,290	$10,675	$2,640	$—	$20,757

Revenues:
Rental revenue	$33,000	$70,400	$72,671	$26,491	$142	$202,704
Other revenue	921	260	2,827	446	1,090	5,544
Interest on mortgage notes receivable	—	—	—	—	5,115	5,115
Total revenues	$33,921	$70,660	$75,498	$26,937	$6,347	$213,363
Adjustments to total revenues(1)	(2,307)	(2,890)	(701)	(1,160)	8	(7,050)
Total segment revenue	$31,614	$67,770	$74,797	$25,777	$6,355	$206,313

Operating expenses:
Real estate taxes	$3,024	$11,675	$11,008	$3,398	$230	$29,335
Property operating expenses	7,208	5,706	20,387	4,582	436	38,319
Property general and administrative	168	217	140	250	62	837
Total operating expenses	$10,400	$17,598	$31,535	$8,230	$728	$68,491
Adjustments to total operating expenses(2)	—	(44)	(282)	(207)	—	(533)
Total segment operating expenses	$10,400	$17,554	$31,253	$8,023	$728	$67,958

Total segment operating income	$21,214	$50,216	$43,544	$17,754	$5,627	$138,355

Reconciliation to net income
Total segment operating income						$138,355
Elimination of adjustments						6,517
Corporate level revenue and operating expenses						(324)
Advisor fees						(19,911)
Company level expenses						(4,077)
Provision for impairment of real estate						(211)
Depreciation and amortization						(75,073)
Interest expense						(40,008)
Unrealized loss on financial obligation						(20,445)
Income from unconsolidated real estate affiliates and fund investments						2,242
Gain on disposition of property and extinguishment of debt, net						2,434
Net loss						$(10,501)
NOTE 13—SUBSEQUENT EVENTS
On July 1, 2026, our board of directors approved a gross dividend of $0.0525 per share, for July 2026, to stockholders and OP Unit holders of record as of July 23, 2026. The dividend was paid on or around July 28, 2026. Stockholders and OP Unit holders received $0.0525 per share or OP Unit, less applicable class-specific fees, if any.
On July 22, 2026, our operating partnership entered into an agreement to sell 2840 Loker Avenue, a 104,000 square foot industrial building located in Carlsbad, California, for $26,600. The sale is anticipated to close during the third quarter of 2026, and management estimates a gain to be recognized upon completion.
On July 23, 2026, our operating partnership exercised its FMV Option to acquire the beneficial interests in 140 Park Avenue and 47 National Way and issued 7,796,012 OP Units to the DST investors totaling approximately $87,300.

On July 30, 2026, we acquired 5190 South SR 267, an over 1 million square foot industrial property addition to our Whitestown Distribution Center portfolio located in Whitestown, Indiana for approximately $137,000. The acquisition was funded with cash on hand and a draw on our Revolving Credit Facility.
On July 31, 2026, we acquired our joint venture partner's ownership interest of 13500 Danielson Street and 15890 Bernardo Center Drive, for approximately $972. In conjunction with the closing we repaid $21,600 of mortgage notes payable associated with the two properties. The transaction was funded with cash on hand and a draw on our Revolving Credit Facility.
On August 3, 2026, our board of directors approved a gross dividend of $0.0525 per share, for August 2026, to stockholders and OP unit holders of record as of August 21, 2026. The dividend will be paid on or around August 26, 2026. Stockholders and OP Unit holders will receive $0.0525 per share or OP Unit, less applicable class-specific fees, if any.
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
Management Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements appearing elsewhere in this Form 10-Q. All references to numbered Notes are to specific notes to our consolidated financial statements beginning on page 9 of this Form 10-Q, and the descriptions referred to are incorporated into the applicable portion of this section by reference. References to “base rent” in this Form 10-Q refer to cash payments made under the relevant lease(s), excluding real estate taxes and certain property operating expenses that are paid by us and are recoverable under the relevant lease(s) and exclude adjustments for straight-line rent revenue and above- and below-market lease amortization.
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

Estimated Percent of Fair Value as of June 30, 2026:

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
Critical Accounting Policies
This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the six months ended June 30, 2026 to the items that we disclosed as our critical accounting policies and estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K.

Properties
Properties owned at June 30, 2026, including DST Properties, are as follows:

					Percentage Leased as of June 30, 2026
Property Name	Location	Acquisition Date	Ownership %	Net Rentable Square Feet
Consolidated Properties:
Healthcare Segment:
Monument IV at Worldgate	Herndon, VA	August 27, 2004	100%	228,000	100%
140 Park Avenue	Florham Park, NJ	December 21, 2015	100	100,000	100
San Juan Medical Center	San Juan Capistrano, CA	April 1, 2016	100	40,000	93
Genesee Plaza
9333 Genesee Avenue	San Diego, CA	July 2, 2019	100	80,000	94
9339 Genesee Avenue	San Diego, CA	July 2, 2019	100	81,000	94
Fountainhead Corporate Park
Fountainhead Corporate Park I	Tempe, AZ	February 6, 2020	100	167,000	91
Fountainhead Corporate Park II	Tempe, AZ	February 6, 2020	100	128,000	78
170 Park Avenue	Florham Park, NJ	February 2, 2021	100	147,000	100
9101 Stony Point Drive	Richmond, VA	September 15, 2021	100	87,000	100
North Tampa Surgery Center	Odessa, FL	October 8, 2021	100	13,000	100
Duke Medical Center	Durham, NC	December 23, 2021	100	60,000	98
KC Medical Office Portfolio
8600 NE 82nd Street	Kansas City, MO	December 23, 2021	100	11,000	100
1203 SW 7 Highway	Blue Springs, MO	December 23, 2021	100	10,000	100
Roeland Park Medical Office	Roeland Park, KS	December 28, 2021	100	30,000	100
South Reno Medical Center	Reno, NV	December 28, 2021	100	32,000	100
Sugar Land Medical Plaza	Sugar Land, TX	December 30, 2021	100	37,000	86
Cedar Medical Center	Flagstaff, AZ	April 29, 2022	100	26,000	100
North Boston Medical Center	Haverhill, MA	June 28, 2022	100	30,000	100
North Charlotte Medical Center	Stanley, NC	June 28, 2022	100	25,000	100
Grand Rapids Medical Center	Wyoming, MI	July 21, 2022	100	25,000	80
Glendale Medical Center	Los Angeles, CA	July 29, 2022	100	20,000	100
6300 Dumbarton Circle	Fremont, CA	September 15, 2022	100	44,000	100
6500 Kaiser Drive	Fremont, CA	September 15, 2022	100	88,000	76
Greater Sacramento Medical Center	Rancho Cordova, CA	September 16, 2022	100	18,000	100
Naperville Medical Center	Naperville, IL	March 28, 2025	100	39,000	100
3000 University Center Drive	Tampa, FL	December 12, 2025	100	133,000	100
West Boston Medical Center	Watertown, MA	February 27, 2026	100	53,000	100
Industrial Segment:
Kendall Distribution Center	Atlanta, GA	June 30, 2005	100%	409,000	100%
Suwanee Distribution Center	Suwanee, GA	June 28, 2013	100	559,000	100
Grand Prairie Distribution Center
3325 West Trinity Boulevard	Grand Prairie, TX	January 22, 2014	100	277,000	100
3324 West Trinity Boulevard	Grand Prairie, TX	May 31, 2019	100	145,000	100
Charlotte Distribution Center	Charlotte, NC	June 27, 2014	100	347,000	100
DFW Distribution Center
4050 Corporate Drive	Grapevine, TX	April 15, 2015	100	441,000	100
4055 Corporate Drive	Grapevine, TX	April 15, 2015	100	202,000	100
O'Hare Industrial Portfolio
200 Lewis	Wood Dale, IL	September 30, 2015	100	31,000	100

1225 Michael Drive	Wood Dale, IL	September 30, 2015	100	109,000	100
1300 Michael Drive	Wood Dale, IL	September 30, 2015	100	71,000	100
1301 Mittel Drive	Wood Dale, IL	September 30, 2015	100	53,000	100
1350 Michael Drive	Wood Dale, IL	September 30, 2015	100	56,000	100
2501 Allan Drive	Elk Grove, IL	September 30, 2015	100	198,000	100
2601 Allan Drive	Elk Grove, IL	September 30, 2015	100	124,000	100
Tampa Distribution Center	Tampa, FL	April 11, 2016	100	386,000	59
Aurora Distribution Center	Aurora, IL	May 19, 2016	100	305,000	100
Valencia Industrial Portfolio
28150 West Harrison Parkway	Valencia, CA	June 29, 2016	100	87,000	100
28145 West Harrison Parkway	Valencia, CA	June 29, 2016	100	114,000	100
28904 Paine Avenue	Valencia, CA	June 29, 2016	100	117,000	100
25045 Tibbitts Avenue	Santa Clarita, CA	June 29, 2016	100	142,000	100
Mason Mill Distribution Center	Buford, GA	December 20, 2017	100	340,000	100
Fremont Distribution Center
45275 Northport Court	Fremont, CA	March 29, 2019	100	117,000	100
45630 Northport Loop East	Fremont, CA	March 29, 2019	100	120,000	100
Taunton Distribution Center	Taunton, MA	August 23, 2019	100	200,000	100
Chandler Distribution Center
1725 East Germann Road	Chandler, AZ	December 5, 2019	100	122,000	100
1825 East Germann Road	Chandler, AZ	December 5, 2019	100	89,000	100
Fort Worth Distribution Center	Fort Worth, TX	October 23, 2020	100	351,000	100
Whitestown Distribution Center
4993 Anson Boulevard	Whitestown, IN	December 11, 2020	100	280,000	100
5102 East 500 South	Whitestown, IN	December 11, 2020	100	440,000	100
4337 Allpoints Drive	Whitestown, IN	April 17, 2026	100	605,000	100
Louisville Distribution Center	Shepherdsville, KY	January 21, 2021	100	1,040,000	100
Southeast Phoenix Distribution Center
6511 West Frye Road	Chandler, AZ	February 23, 2021	100	102,000	100
6565 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
6615 West Frye Road	Chandler, AZ	February 23, 2021	100	136,000	100
6677 West Frye Road	Chandler, AZ	February 23, 2021	100	118,000	100
6635 West Frye Road	Chandler, AZ	June 8, 2022	100	105,000	100
6575 West Frye Road	Chandler, AZ	June 8, 2022	100	140,000	100
Louisville Airport Distribution Center	Louisville, KY	June 24, 2021	100	284,000	100
13500 Danielson Street (1)	Poway, CA	July 2, 2021	95	73,000	100
5 National Way	Durham, NC	September 28, 2021	100	188,000	100
47 National Way	Durham, NC	September 28, 2021	100	187,000	100
Friendship Distribution Center
4627 Distribution Parkway	Buford, GA	October 20, 2021	100	126,000	100
4630 Distribution Parkway	Buford, GA	October 20, 2021	100	149,000	100
4646 Distribution Parkway	Buford, GA	October 20, 2021	100	102,000	100
4651 Distribution Parkway	Buford, GA	October 20, 2021	100	272,000	100
South San Diego Distribution Center
2001 Sanyo Avenue	San Diego, CA	October 28, 2021	100	320,000	17
2055 Sanyo Avenue	San Diego, CA	October 28, 2021	100	209,000	58
2065 Sanyo Avenue	San Diego, CA	October 28, 2021	100	136,000	100
Elgin Distribution Center
1755 Britannia Drive	Elgin, IL	November 16, 2021	100	80,000	100
2451 Bath Road	Elgin, IL	November 16, 2021	100	327,000	100
687 Conestoga Parkway	Shepherdsville, KY	November 17, 2021	100	327,000	100

2840 Loker Avenue (1)	Carlsbad, CA	November 30, 2021	95	104,000	100
15890 Bernardo Center Drive (1)	San Diego, CA	November 30, 2021	95	48,000	100
Northeast Atlanta Distribution Center	Jefferson, GA	April 8, 2022	100	459,000	100
West Phoenix Distribution Center	Glendale, AZ	September 30, 2022	100	1,200,000	100
Puget Sound Distribution Center	Lacey, WA	October 6, 2022	100	142,000	73
Louisville Logistics Center	Shepherdsville, KY	April 20, 2023	100	1,043,000	100
Minneapolis Distribution Center	Maple Grove, MN	November 19, 2024	100	443,000	100
Richmond Distribution Center	Richmond, VA	March 5, 2025	100	279,000	100
Glendale Distribution Center	Glendale, AZ	July 29, 2025	100	1,024,000	100
West Raleigh Distribution Center
895 Gateway Drive	Apex, NC	September 10, 2025	100	138,000	100
875 Gateway Drive	Apex, NC	September 10, 2025	100	176,000	100
3550 Brightleaf Lane	Apex, NC	September 10, 2025	100	138,000	100
3560 Brightleaf Lane	Apex, NC	September 10, 2025	100	206,000	27
3530 Brightleaf Lane	Apex, NC	September 10, 2025	100	327,000	100
Residential Segment:
Townlake of Coppell	Coppell, TX	May 22, 2015	100%	351,000	95%
AQ Rittenhouse	Philadelphia, PA	July 30, 2015	100	92,000	93
Lane Parke Apartments	Mountain Brook, AL	May 26, 2016	100	263,000	96
The Penfield	St. Paul, MN	September 22, 2016	100	245,000	97
Jory Trail at the Grove	Wilsonville, OR	July 14, 2017	100	315,000	94
The Reserve at Johns Creek	Johns Creek, GA	July 28, 2017	100	244,000	97
Villas at Legacy	Plano, TX	June 6, 2018	100	340,000	94
Summit at San Marcos	Chandler, AZ	July 31, 2019	100	257,000	95
Haven North Andover	North Andover, MA	May 3, 2021	100	204,000	96
The Preserve at the Meadows	Fort Collins, CO	August 23, 2021	100	208,000	96
The Rockwell	Berlin, MA	August 31, 2021	100	233,000	96
Miramont Apartments	Fort Collins, CO	September 29, 2021	100	212,000	96
Pinecone Apartments	Fort Collins, CO	September 29, 2021	100	176,000	96
Reserve at Venice	North Venice, FL	December 17, 2021	100	268,000	76
Woodside Trumbull	Trumbull, CT	December 21, 2021	100	207,000	95
Shores at Lake Howell	Casselberry, FL	March 30, 2022	100	374,000	95
Oak Street Lofts	Tigard, OR	July 15, 2022	100	162,000	93
Molly Brook on Belmont	North Haledon, NJ	September 27, 2022	100	177,000	95
Creekview Crossing	Sherwood, OR	February 29, 2024	100	217,000	93
Single-Family Rental Portfolio I (1)	Various	August 5, 2021	95	3,382,000	95
Single-Family Rental Portfolio II (1)	Various	Various	95	858,000	93
Retail Segment:
The District at Howell Mill (1)	Atlanta, GA	June 15, 2007	88%	306,000	97%
Grand Lakes Marketplace (1)	Katy, TX	September 17, 2013	90	131,000	99
Rancho Temecula Town Center	Temecula, CA	June 16, 2014	100	165,000	88
Skokie Commons	Skokie, IL	May 15, 2015	100	97,000	95
Whitestone Market	Austin, TX	September 30, 2015	100	145,000	98
Maui Mall	Kahului, HI	December 22, 2015	100	235,000	87
Silverstone Marketplace	Scottsdale, AZ	July 27, 2016	100	78,000	89
Kierland Village Center	Scottsdale, AZ	September 30, 2016	100	118,000	99
Timberland Town Center	Beaverton, OR	September 30, 2016	100	92,000	95
Montecito Marketplace	Las Vegas, NV	August 8, 2017	100	190,000	100

Milford Crossing	Milford, MA	January 29, 2020	100	159,000	100
Patterson Place	Durham, NC	May 31, 2022	100	25,000	89
Silverado Square	Las Vegas, NV	June 1, 2022	100	48,000	100
Woodlawn Point	Marietta, GA	June 30, 2022	100	98,000	100
Westbury Square	Huntsville, AL	December 22, 2025	100	123,000	100
Other Segment:
South Beach Parking Garage (2)	Miami Beach, FL	January 28, 2014	100%	130,000	N/A

Unconsolidated Properties:
Chicago Parking Garage (3)	Chicago, IL	December 23, 2014	100%	167,000	N/A
NYC Retail Portfolio (4)(5)	NY/NJ	December 8, 2015	14	1,790,000	83
Pioneer Tower (6)	Portland, OR	June 28, 2016	100	308,000	25
The Tremont (1)	Burlington, MA	July 19, 2018	75	175,000	96
The Huntington (1)	Burlington, MA	July 19, 2018	75	115,000	96
Siena Suwanee Town Center (7)	Suwanee, GA	December 15, 2020	100	226,000	98
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

Operating Statistics
We generally hold investments in properties with high occupancy rates leased to quality tenants under long-term, non-cancelable leases, except that leases for residential properties are generally for one year. We believe these leases are beneficial to achieving our investment objectives. The following table shows our operating statistics by property type for our consolidated properties as of June 30, 2026:

	Number of Properties / Portfolios (1)	Total Area (Sq Ft)	% of Total Area	Stabilized Occupancy %	Average Minimum Base Rent per Occupied Sq Ft (1)
Healthcare	27	1,752,000	6%	94%	$32.58
Industrial	66	17,103,000	58	96	7.35
Residential(2)	21	8,785,000	29	94	19.90
Retail	15	2,010,000	7	96	23.47
Other	1	130,000	—	N/A	N/A
Total	130	29,780,000	100%	96%	$13.67
________
(1)Amount calculated as in-place minimum base rent for all occupied space at June 30, 2026 and excludes any straight line rents, tenant recoveries and percentage rent revenues.
(2)Residential includes 2,440 single-family rental homes in the Single-Family Rental Portfolios I and II.
As of June 30, 2026, our average effective annual rent per square foot, calculated as average minimum base rent per occupied square foot less tenant concessions and allowances, was $13.29 for our consolidated properties.

Recent Events and Outlook
Net Asset Value
Property valuations increased by approximately 0.6% across our portfolio during the three months ended June 30, 2026 driven by strong leasing activities at a number of our properties as capital market assumptions remained mostly unchanged from the first quarter. Our Class M-I shares posted a total return of 1.68% for the three months ended June 30, 2026, comprised of 1.41% of income return and 0.27% related to appreciation. This total return represented our highest quarterly return since the second quarter of 2022.
Credit Facility
On March 12, 2026, we amended our $1,000,000 Credit Facility, which consists of a $600,000 Revolving Credit Facility and a $400,000 Term Loan. The Credit Facility provides us with the ability, from time to time, to increase the size of the Credit Facility up to a total of $1,300,000, subject to receipt of lender commitments and other conditions. The maturity date of both the Term Loan and Revolving Credit Facility is March 13, 2028 and contains three one-year extension options. We are in compliance with our debt covenants as of June 30, 2026. We expect to maintain compliance with our debt covenants.
Liquidity
At June 30, 2026, we had in excess of $90,000 in total cash on hand and $600,000 of capacity under our Credit Facility.
Share Repurchase Plan
During the second quarter of 2026, we repurchased 100% of requests totaling $69,294 of our common stock pursuant to our share repurchase plan, which had a quarterly limit of $116,923. The quarterly limit on repurchases is calculated as 5% of our NAV as of the last day of the previous quarter. The limit for the third quarter of 2026 is $115,493.
Fair Value of Assets and Liabilities
We account for our approximate 14% investment in the NYC Retail Portfolio using the fair value option. During the three months ended June 30, 2026, we recorded an unrealized fair value loss of $1,572 related to our investment in the NYC Retail Portfolio. Our consolidated interest rate swaps and collars resulted in an unrealized fair value gain of $5,427 during the three months ended June 30, 2026. We utilize our interest rate caps, swaps and collars to fix interest rates on variable rate debt we plan to hold to maturity.
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
On October 16, 2019, we, through our operating partnership, initiated the DST Program, and on August 6, 2024, our board of directors approved an increase to raise up to a total of $3,000,000 in private placements exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder through the sale of beneficial interests to accredited investors in specific DSTs holding DST Properties, which may be sourced from our real estate portfolio or from third parties.

Capital Raised and Use of Proceeds
As of June 30, 2026, we have raised gross proceeds of approximately $7,301,000 since 2012 from our public and private offerings as well as through our DST Program. We used these proceeds along with proceeds from mortgage debt to acquire approximately $6,255,000 of real estate investments, deleverage the Company by repaying mortgage loans of approximately $1,164,000 and repurchase shares of our common stock for approximately $2,515,000.
2026 Property Acquisitions
•West Boston Medical Center a 53,000 square foot Healthcare property for approximately $32,150; and
•4337 Allpoints Drive a 605,000 square foot Industrial property for approximately $60,250.
2026 Property Dispositions
•Dylan Point Loma for approximately $91,000 less closing costs and recorded a gain on the disposition of approximately $13,000;
•Kingston at McLean Crossing for approximately $144,500 less closing costs and recorded a gain on the disposition of our investment in the amount of approximately $21,000; and
•4211 Starboard Drive for approximately $61,000 less closing costs and recorded a gain on the disposition of our investment in the amount of approximately $27,000.
2026 Financings
•Amended the Credit Facility extending the maturity date on the Term Loan and Revolving Credit Facility to March 13, 2028;
•Retired three loans totaling approximately $97,600; and
•Entered into two mortgage note payables totaling $68,300.
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
We expect to maintain a targeted company leverage ratio (calculated as our share of total liabilities divided by our share of the fair value of total assets) of between 30% and 50%. We intend to use low leverage, or in some cases possibly no leverage, to finance new acquisitions in order to maintain our targeted company leverage ratio. Our company leverage ratio was 29% as of June 30, 2026.
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
Results of Operations for the Three Months Ended June 30, 2026 and 2025:
Properties acquired or sold after January 1, 2025 are presented within the recent acquisitions and sold properties line for all periods presented. The properties currently presented within the recent acquisitions and sold properties line include the properties listed as either acquired in the current or prior year in the Properties section above in addition to Single-Family Rental Portfolio I (consolidated in 2025), 237 Via Vera Cruz (sold in 2025), Dylan Point Loma and 4211 Starboard Drive (sold in 2026). Properties owned for the six months ended June 30, 2026 and 2025 are referred to as our comparable properties.
Revenues
The following table sets forth revenues, by reportable segment, for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ Change	% Change
Revenues:
Rental revenue
Healthcare	$16,200	$16,341	$(141)	(0.9)%
Industrial	32,694	33,630	(936)	(2.8)
Residential	30,446	30,713	(267)	(0.9)
Retail	14,702	13,503	1,199	8.9
Other	71	71	—	—
Comparable properties total	$94,113	$94,258	$(145)	(0.2)%
Recent acquisitions and sold properties	20,682	11,936	8,746	73.3
Total rental revenue	$114,795	$106,194	$8,601	8.1%

Other revenue
Healthcare	$585	$474	$111	23.4%
Industrial	831	161	670	416.1
Residential	1,358	1,329	29	2.2
Retail	291	226	65	28.8
Other	686	526	160	30.4
Comparable properties total	$3,751	$2,716	$1,035	38.1%
Recent acquisitions and sold properties	757	574	183	31.9
Total other revenue	$4,508	$3,290	$1,218	37.0%

Interest on mortgage notes receivable	$547	$2,582	$(2,035)	(78.8)%

Total revenues	$119,850	$112,066	$7,784	6.9%

Rental revenue at comparable properties decreased by $145 for the three months ended June 30, 2026 as compared to the same period in 2025. The increase within our retail segment was primarily related to an increase in occupancy at The District at Howell Mill during the three months ended June 30, 2026 as compared to the same period in 2025. The decrease in rental revenue within the industrial segment was related to an approximate $1,300 reduction in rental revenue, which includes the acceleration of straight line rent and amortization of an above market lease asset, at 5 National Way, due to an early vacancy during the three months ended June 30, 2026 as compared to the same period in 2025. We expect the reduction in rental revenue at 5 National Way to be short term as a new lease for 100% of the building has been executed.
Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties increased by $1,035 for the three months ended June 30, 2026 as compared to the same period in 2025. The increase within our industrial segment is related to a $680 lease termination fee received at 5 National Way during the three months ended June 30, 2026.
Interest on mortgage notes receivable relates to interest income earned on first mortgage notes originated by us. The decrease in interest earned relates to lower outstanding balances held during the three months ended June 30, 2026 as compared to the same period in 2025 due to mortgage notes being repaid in full during 2025.
Operating Expenses
The following table sets forth real estate taxes and property operating expenses by reportable segment, for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ Change	% Change
Operating expenses:
Real estate taxes
Healthcare	$1,169	$1,445	$(276)	(19.1)%
Industrial	6,137	5,660	477	8.4
Residential	4,722	4,397	325	7.4
Retail	1,696	1,717	(21)	(1.2)
Other	117	123	(6)	(4.9)
Comparable properties total	$13,841	$13,342	$499	3.7%
Recent acquisitions and sold properties	2,494	1,865	629	33.7
Total real estate taxes	$16,335	$15,207	$1,128	7.4%

Property operating expenses
Healthcare	$3,750	$3,616	$134	3.7%
Industrial	2,761	2,639	122	4.6
Residential	8,826	8,995	(169)	(1.9)
Retail	2,575	2,246	329	14.6
Other	216	231	(15)	(6.5)
Comparable properties total	$18,128	$17,727	$401	2.3%
Recent acquisitions and sold properties	3,326	2,607	719	27.6
Total property operating expenses	$21,454	$20,334	$1,120	5.5%
Total operating expenses	$37,789	$35,541	$2,248	6.3%
Real estate taxes at comparable properties increased by $499 for the three months ended June 30, 2026 as compared to the same period in 2025. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estate taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased by $401 during the three months ended

June 30, 2026 as compared to the same period in 2025 and are generally related to higher repairs and maintenance projects, increased property management costs and higher utility costs in certain markets.
The following table sets forth revenues and expenses not directly related to the operations of the reportable segments for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ Change	% Change
Property general and administrative	$(744)	$(864)	$120	(13.9)%
Advisor fees	(10,393)	(10,077)	(316)	3.1
Company level expenses	(3,034)	(2,179)	(855)	39.2
Provision for impairment of real estate	(246)	(211)	(35)	16.6
Depreciation and amortization	(44,638)	(40,339)	(4,299)	10.7
Interest expense	(16,616)	(13,033)	(3,583)	27.5
Unrealized loss on financial obligation	(18,868)	(13,313)	(5,555)	41.7
Realized loss on financial obligation	(295)	—	(295)	N/A
Loss from unconsolidated real estate affiliates and fund investments	(1,441)	(241)	(1,200)	497.9
Gain on disposition of property and extinguishment of debt, net	27,122	—	27,122	100.0
Loss on sale of unconsolidated real estate affiliate	(200)	—	(200)	100.0
Total expenses	$(69,353)	$(80,257)	$10,904	(13.6)%
Property general and administrative expenses consist mainly of property expenses unrelated to the operations of the property. Property general and administrative expenses decreased during the three months ended June 30, 2026 as compared to the same period in 2025 primarily due to a decrease in state level taxes.
Advisor fees relate to the fixed advisory and performance fees earned by our Advisor. Fixed fees increase or decrease based on changes in our NAV, which have been and will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, and our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $316 for the three months ended June 30, 2026 as compared to the same period in 2025 is related to an increase in NAV of our operating partnership.
Company level expenses relate mainly to our compliance and administration related costs. Company level expenses increased by $855 for the three months ended June 30, 2026 when compared to the same period in 2025 primarily due to higher professional fees.
Provision for impairment of real estate relates to real estate investments where the estimated future undiscounted cash flows during our hold period have decreased below the carrying value of the property. A provision for impairment of real estate is recorded to write the property down from its carrying value to its fair value. We recorded a provision for impairment of $246 and $211 during the three months ended June 30, 2026 and 2025, respectively, related to individual homes within the Single-Family Rental Portfolio I that are in the process of being sold.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. Depreciation and amortization expense increased by $4,299 for the three months ended June 30, 2026 as compared to the same period in 2025 primarily due to the consolidation of Single-Family Rental Portfolio I on April 23, 2025 and acquisitions.
Interest expense increased by $3,583 for the three months ended June 30, 2026, as compared to the same period in 2025, primarily as a result of approximately $10,300 of interest income recognized during the three months ended June 30, 2025, related to our exercise of the FMV Option for DST Properties that had decreased in fair value, which did not recur during the three months ended June 30, 2026. Additionally, interest expense increased by approximately $1,700 due to higher overall mortgage loan balances during the three months ended June 30, 2026, when compared to the same period in 2025. These increases were partially offset by approximately $9,200 of lower interest expense from changes in fair value on our interest rate derivatives during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Unrealized loss on financial obligation relates to changes in the fair value of our financial obligation for the various DST Programs that we have elected the fair value option and is driven by payments made to the DST under the master lease as well as changes to the fair value of the DST Properties. We recorded an unrealized loss on financial obligation of $18,868 for the three months ended June 30, 2026 as compared to $13,313 for the three months ended June 30, 2025.
Realized loss on financial obligation relates to exercising of our FMV Option and issuing OP Units. We recorded a realized loss of $295 during the three months ended June 30, 2026 related to the financing obligation on Woodlawn Point.
Loss from unconsolidated real estate affiliates and fund investments relates to income or losses from Chicago Parking Garage, Pioneer Tower, The Tremont, The Huntington, and Siena Suwanee Town Center, as well as changes in fair value and operating distributions received from our investments in Single-Family Rental Portfolio I and the NYC Retail Portfolio, which we account for under the fair value option. Prior to its consolidation on April 23, 2025, we recorded a $6,395 increase in the fair value of our investment in Single-Family Rental Portfolio I during the three months ended June 30, 2025. During the three months ended June 30, 2026, we recorded a $1,572 decrease in the fair value of our investment in the NYC Retail Portfolio, as compared to a $5,378 decrease in the fair value during the same period in 2025.
Gain on disposition of property and extinguishment of debt, net of $27,122 during the three months ended June 30, 2026 relates to the disposition of 4211 Starboard Drive and extinguishment of debt associated with the property.
During the three months ended June 30, 2026, we recorded a loss on sale of unconsolidated real estate affiliate of $200, related to the final true-up of joint venture cash flows of Kingston at McLean Crossing.
Results of Operations for the Six Months Ended June 30, 2026 and 2025
Revenues
The following table sets forth revenues by reportable segment, for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change	% Change
Revenues:
Rental revenue
Healthcare	$32,290	$32,623	$(333)	(1.0)%
Industrial	66,753	67,433	(680)	(1.0)
Residential	60,428	61,061	(633)	(1.0)
Retail	28,650	26,491	2,159	8.1
Other	142	142	—	—
Comparable properties total	$188,263	$187,750	$513	0.3%
Recent acquisitions and sold properties	41,181	14,954	26,227	175.4
Total rental revenue	$229,444	$202,704	$26,740	13.2%

Other revenue
Healthcare	$2,798	$921	$1,877	203.8%
Industrial	1,005	273	732	268.1
Residential	2,714	2,613	101	3.9
Retail	529	446	83	18.6
Other	1,142	1,090	52	4.8
Comparable properties total	$8,188	$5,343	$2,845	53.2%
Recent acquisitions and sold properties	1,793	975	818	83.9
Total other revenue	$9,981	$6,318	$3,663	58.0%

Interest on mortgage notes receivable	$1,087	$5,115	$(4,028)	(78.7)%

Total revenues	$240,512	$214,137	$26,375	12.3%

Rental revenue at comparable properties increased by $513 for the six months ended June 30, 2026 as compared to the same period in 2025. The increase within our retail segment was primarily related to an increase in occupancy at The District at Howell Mill during the six months ended June 30, 2026 as compared to the same period in 2025. The decreases in rental revenue within the healthcare, industrial and residential segments were primarily related to decreases in rental rates and or occupancy percentage at certain properties during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Other revenues relate mainly to parking and nonrecurring revenue such as lease termination fees. Other revenue at comparable properties increased by $2,845 for the six months ended June 30, 2026 as compared to the same period in 2025. The increase within our healthcare segment was related to a $1,715 lease termination fee received at 6500 Kaiser Drive and the increase within our industrial segment was related to a $680 lease termination fee received at 5 National Way.
Interest on mortgage notes receivable relates to interest income earned on first mortgage notes originated by us. The decrease in interest earned relates to lower outstanding balances held during the six months ended June 30, 2026 as compared to the same period in 2025.

Operating Expenses
The following table sets forth real estate taxes and property operating expenses by reportable segment, for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change	% Change
Operating expenses:
Real estate taxes
Healthcare	$2,574	$2,983	$(409)	(13.7)%
Industrial	12,099	11,503	596	5.2
Residential	9,154	9,009	145	1.6
Retail	3,490	3,398	92	2.7
Other	215	230	(15)	(6.5)
Comparable properties total	$27,532	$27,123	$409	1.5%
Recent acquisitions and sold properties	5,129	2,212	2,917	131.9
Total real estate taxes	$32,661	$29,335	$3,326	11.3%

Property operating expenses
Healthcare	$7,384	$7,183	$201	2.8%
Industrial	5,660	5,425	235	4.3
Residential	17,412	17,262	150	0.9
Retail	5,034	4,582	452	9.9
Other	363	436	(73)	(16.7)
Comparable properties total	$35,853	$34,888	$965	2.8%
Recent acquisitions and sold properties	6,693	3,431	3,262	95.1
Total property operating expenses	$42,546	$38,319	$4,227	11.0%
Total operating expenses	$75,207	$67,654	$7,553	11.2%
Real estate taxes at comparable properties increased by $409 for the six months ended June 30, 2026 as compared to the same period in 2025. Our properties are reassessed periodically by the taxing authorities, which may result in increases or decreases in the real estate taxes that we owe. Overall, we expect real estate taxes to increase over time; however, we utilize real estate tax consultants to attempt to control assessment increases.
Property operating expenses consist of the costs of ownership and operation of the real estate investments, many of which are recoverable under net leases. Examples of property operating expenses include insurance, utilities and repair and maintenance expenses. Property operating expenses at comparable properties increased by $965 during the six months ended June 30, 2026 compared to the same period in 2025. The increase relates to higher repairs and maintenance projects, increased insurance costs, increased property management fees due to higher revenues, higher salary costs and higher utility costs in some markets.

The following table sets forth revenues and expenses not directly related to the operations of the reportable segments for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change	% Change
Property general and administrative	$(1,565)	$(1,935)	$370	(19.1)%
Advisor fees	(20,714)	(19,911)	(803)	4.0
Company level expenses	(5,695)	(4,077)	(1,618)	39.7
Provision for impairment of real estate	(246)	(211)	(35)	16.6
Depreciation and amortization	(88,865)	(75,073)	(13,792)	18.4
Interest expense	(33,846)	(40,008)	6,162	(15.4)
Unrealized loss on financial obligation	(36,745)	(20,445)	(16,300)	79.7
Realized loss on financial obligation	(295)	—	(295)	N/A
(Loss) income from unconsolidated affiliates and fund investments	(1,989)	2,242	(4,231)	(188.7)
Gain on disposition of property and extinguishment of debt, net	40,272	2,434	37,838	1,555
Gain on sale of unconsolidated real estate affiliate	20,749	—	20,749	100.0
Total revenue and expenses	$(128,939)	$(156,984)	$28,045	(17.9)%
Property general and administrative expenses consist mainly of property expenses unrelated to the operations of the property. Property general and administrative expenses decreased during the six months ended June 30, 2026 as compared to the same period in 2025 by $370 primarily due to a decrease in state level taxes.
Advisor fees relate to the fixed advisory and performance fees earned by the Advisor. Fixed fees increase or decrease based on changes in our NAV, which will be primarily impacted by changes in capital raised and the value of our properties. The performance fee is accrued when the total return per share for a share class exceeds 7% for that calendar year, and our Advisor will receive 10% of the excess total return above the 7% threshold. The increase in advisor fees of $803 for the six months ended June 30, 2026 as compared to the same period in 2025 is related to an increase in NAV of our operating partnership.
Company level expenses relate mainly to our compliance and administration related costs. The increase for the six months ended June 30, 2026 when compared to 2025 is primarily related to higher professional fees.
Provision for impairment of real estate relates to real estate investments where the estimated future undiscounted cash flows during our hold period have decreased below the carrying value of the property. A provision for impairment of real estate is recorded to write the property down from its carrying value to its fair value. We recorded a provision for impairment of $246 and $211 during the six months ended June 30, 2026 and 2025, respectively, related to individual homes within the Single-Family Rental Portfolio I that are in the process of being sold.
Depreciation and amortization expense is impacted by the values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. Depreciation and amortization expense increased by $13,792 for the six months ended June 30, 2026 as compared to the same period in 2025 primarily due to the consolidation of Single-Family Rental Portfolio I on April 23, 2025 and acquisitions.
Interest expense decreased by $6,162 for the six months ended June 30, 2026, as compared to the same period in 2025, primarily as a result of approximately $18,300 of lower interest expense from changes in the fair value of our interest rate derivatives. Offsetting the decrease was an increase of approximately $7,400 in interest expense, primarily related to the consolidation of Single-Family Rental Portfolio I on April 23, 2025. Additionally, we recognized approximately $3,600 of interest income during the six months ended June 30, 2025, related to our exercise of the FMV Option for DST Properties that had decreased in fair value, which did not recur during the six months ended June 30, 2026.
Unrealized loss on financial obligation relates to changes in the fair value of our financial obligation for the various DST Programs that we have elected the fair value option and is driven by payments made to the DST under the master lease as well as changes to the fair value of the DST Properties. We recorded an unrealized loss on financial obligation of $36,745 for the six months ended June 30, 2026 and $20,445 for the same period in 2025.

Realized loss on financial obligation relates to exercising of our FMV Option and issuing OP Units. We recorded a realized loss of $295 during the six months ended June 30, 2026 related to the financial obligation on Woodlawn Point.
(Loss) income from unconsolidated affiliates and fund investments relates to income or losses from Chicago Parking Garage, Pioneer Tower, The Tremont, The Huntington, Siena Suwanee Town Center, and Kingston at McLean Crossing as well as changes in fair value and operating distributions received from our investments in the Single-Family Rental Portfolio I and the NYC Retail Portfolio, which we account for under the fair value option. Prior to its consolidation on April 23, 2025, we recorded an $11,261 increase in the fair value of our investment in Single-Family Rental Portfolio I during the six months ended June 30, 2025. We also incurred $2,506 of costs related to restructuring the Single-Family Rental Portfolio I on April 23, 2025. During the six months ended June 30, 2026, we recorded a $2,253 decrease in the fair value of the NYC Retail Portfolio as compared to a $8,248 decrease in the fair value during the same period in 2025. Additionally, during the six months ended June 30, 2025, we recorded an impairment charge related to our investment in Pioneer Tower in the amount of $917 as the carrying value of the investment exceeded its estimated fair value.
Gain on disposition of property and extinguishment of debt, net of $40,272 in the six months ended June 30, 2026 relates to the disposition and extinguishment of debt for Dylan Point Loma, 4211 Starboard Drive and individual houses within our Single-Family Rental Portfolio I. Gain on disposition of property and extinguishment of debt, net of $2,434 in the six months ended June 30, 2025 relates to the disposition of 237 Via Vera Cruz and the early extinguishment of debt on Pinecone Apartments and Miramont Apartments.
During the six months ended June 30, 2026, we recorded a gain on sale of unconsolidated real estate affiliate of $20,749, related to the sale of our unconsolidated interest in Kingston at McLean Crossing.
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

The following table presents a reconciliation of net income to NAREIT FFO for the periods presented:

Reconciliation of net income to NAREIT FFO	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net income (loss) attributable to JLL Income Property Trust, Inc.	$7,884	$(2,886)	$24,758	$(8,434)
Real estate depreciation and amortization (1)	31,990	33,339	64,029	63,378
Gain on disposition of property and unrealized loss on investment in unconsolidated real estate affiliate (1)	(16,600)	1,163	(40,337)	(2,040)
Impairment of depreciable real estate (1)	159	157	159	898
NAREIT FFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$23,433	$31,773	$48,609	$53,802
Weighted average shares outstanding, basic and diluted	206,298,107	221,728,367	207,885,453	223,342,829
NAREIT FFO per share, basic and diluted	$0.11	$0.14	$0.23	$0.24
________
(1)    Includes amounts attributable to our ownership share of both consolidated properties and unconsolidated real estate affiliates and our operating partnership for all periods.
We believe AFFO is useful to investors because it provides supplemental information regarding the performance of our portfolio over time.
The following table presents a reconciliation of NAREIT FFO to AFFO for the periods presented:

Reconciliation of NAREIT FFO to AFFO	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
NAREIT FFO attributable to JLL Income Property Trust, Inc.	$23,433	$31,773	$48,609	$53,802
Straight-line rental income (1)	(352)	(913)	(1,589)	(2,340)
Amortization of above- and below-market leases (1)	(615)	(1,019)	(1,349)	(2,062)
Amortization of net discount on assumed debt (1)	176	183	353	375
(Gain) loss on derivative instruments and extinguishment or modification of debt (1)	(3,687)	3,169	(6,666)	6,581
Adjustment for investments accounted for under the fair value option (2)	62	74	(116)	2,336
Acquisition expenses (1)	—	—	—	68
Adjustment for DST Properties (3)	6,855	(9,884)	11,077	(8,606)
AFFO attributable to JLL Income Property Trust, Inc. Common Stockholders	$25,872	$23,383	$50,319	$50,154
Weighted average shares outstanding, basic and diluted	206,298,107	221,728,367	207,885,453	223,342,829
AFFO per share, basic and diluted	$0.13	$0.11	$0.24	$0.22
________
(1)    Includes amounts attributable to our ownership share of both consolidated properties and unconsolidated real estate affiliates and our operating partnership.
(2)    Represents the normal and recurring AFFO reconciling adjustments for the NYC Retail Portfolio and Single-Family Rental Portfolio I prior to consolidation on April 23, 2025.
(3)    Adjustments to reflect the AFFO attributable to the Company for DST Properties, including non-cash interest expense and income and unrealized losses related to the FMV Option.

The following table provides a breakdown of the major components of our NAV:

Component of NAV	June 30, 2026	December 31, 2025
Real estate investments(1)	$3,507,596	$3,564,600
Debt	(1,263,989)	(1,379,332)
Other assets and liabilities, net	66,249	202,560
Estimated enterprise value premium	None assumed	None assumed
NAV	$2,309,856	$2,387,828
________
(1)The value of our real estate investments was less than the historical cost by approximately 2.3% and 1.6% as of June 30, 2026 and December 31, 2025, respectively.
The decrease in NAV from December 31, 2025 to June 30, 2026, was primarily related to net redemptions incurred in addition to the payment of our quarterly dividends. Our NAV for the different share classes is reduced by normal and recurring class-specific fees and offering and organization costs.
The following are key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate investments as of June 30, 2026:

	Healthcare	Industrial	Traditional Office	Residential	Retail	Other (1)	Total Company
Exit capitalization rate	6.0%	5.7%	6.9%	5.4%	6.0%	6.5%	5.7%
Discount rate/internal rate of return (IRR)	7.4	7.4	8.5	7.0	7.5	8.3	7.3
Annual market rent growth rate	3.0	3.1	2.7	3.1	3.0	3.0	3.0
Holding period (years)	10.0	10.3	10.0	10.0	10.0	17.8	10.2
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
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our real estate investment value:

Input		June 30, 2026	December 31, 2025
Discount Rate - weighted average	0.25% increase	(1.9)%	(1.9)%
Exit Capitalization Rate - weighted average	0.25% increase	(2.6)	(2.7)
Annual market rent growth rate - weighted average	0.25% decrease	(1.6)	(1.7)

The fair value of our mortgage notes and other debt payable was estimated to be approximately $68,686 and $73,340 lower than the carrying values at June 30, 2026 and December 31, 2025, respectively. The NAV per share would have increased by $0.25 per share at June 30, 2026 and December 31, 2025, if we were to have included the fair value of our mortgage notes and other debt payable in our methodology to determine NAV.
The selling commission and stockholder servicing fee are offering costs and are recorded as a reduction of additional paid in capital. Selling commissions are paid on the date of sale of our common stock. We accrue for future stockholder servicing fees at the time such shares are sold as an offering cost. For Class A, Class M and Class A-I shares, we accrue for future stockholder servicing fees up to the 10% regulatory limit. For Class D, Class S and Class Z shares, we accrue for future stockholder servicing fees based on an estimated life of the shares held by stockholders of such share classes as of June 30, 2026 as an offering cost. For NAV calculation purposes, stockholder servicing fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee. Stockholder servicing fees payable are included in Accrued offering costs on our Consolidated Balance Sheets.  Stockholder servicing fees payable as of June 30, 2026 and December 31, 2025 were $205,169 and $201,251, respectively.
The following table reconciles stockholders' equity per our Consolidated Balance Sheet to our NAV:

June 30, 2026
Stockholders' equity under GAAP	$1,255,775
Adjustments:
Accrued stockholder servicing fees (1)	205,169
Organization and offering costs (2)	318
Unrealized real estate appreciation (3)	70,384
Accumulated depreciation, amortization and other (4)	778,210
NAV	$2,309,856
________
(1)    Accrued stockholder servicing fees represents the accrual for future stockholder servicing fees for Class A, Class M, Class A-I, Class D, Class S and Class Z shares. We accrue for future stockholder servicing fees at the time such shares are sold as an offering cost. For Class A, Class M and Class A-I shares, we accrue for future stockholder servicing fees up to the 10% regulatory limit. For Class D, Class S and Class Z shares, we accrue for future stockholder servicing fees based on an estimated life of the shares held by stockholders of such share classes as of June 30, 2026 as an offering cost.  For NAV calculation purposes, stockholder servicing fees are accrued daily, on a continuous basis equal to 1/365th of the stated fee.
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

Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources

Short-term liquidity and capital needs such as:		•	Operating cash flow, including the receipt of distributions of our share of cash flow produced by our unconsolidated real estate affiliates and fund investment
•	Interest payments on debt
•	Distributions to stockholders	•	Proceeds from secured loans collateralized by individual properties
•	Fees payable to our Advisor
•	Minor improvements made to individual properties that are not recoverable through expense recoveries or common area maintenance charges to tenants	•	Proceeds from our Credit Facility
		•	Sales of our shares in our public and private offerings
•	General and administrative costs	•	Sales of real estate investments
•	Costs associated with our public offering, private offerings and DST Program	•	Draws from lender escrow accounts
•	Other company level expenses	•	Sales of beneficial interests in the DST Program
•	Lender escrow accounts for real estate taxes, insurance, and capital expenditures
•	Fees payable to our Dealer Manager

Longer-term liquidity and capital needs such as:
•	Acquisitions of real estate investments
•	Expansion of existing properties
•	Tenant improvements and leasing commissions
•	Issuance of mortgage notes receivable
•	Debt repayment requirements, including both principal and interest
•	Repurchases of our shares pursuant to our share repurchase plan
•	Fees payable to our Advisor
•	Fees payable to our Dealer Manager
The sources and uses of cash for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change
Net cash provided by operating activities	$69,398	$64,625	$4,773
Net cash provided by (used in) investing activities	74,447	(2,926)	77,373
Net cash used in financing activities	(155,742)	(56,876)	(98,866)
Net cash provided by operating activities increased by $4,773 for the six months ended June 30, 2026 as compared to the same period in 2025. The increase in cash from operating activities is primarily due to higher cash flows from recent acquisitions, higher rents from new leases and lease termination fees.
Net cash provided by (used in) investing activities increased by $77,373 for the six months ended June 30, 2026 as compared to the same period in 2025. The increase is primarily related to increased property dispositions during the six months ended June 30, 2026 as compared to the same period in 2025.
Net cash used in financing activities increased by $98,866 for the six months ended June 30, 2026 as compared to the same period in 2025. The change is primarily related to a decrease in net capital raise of approximately $148,000 when comparing the six months ended June 30, 2026 to the same period in 2025. Offsetting this decrease was approximately $64,000 of lower net payments on our mortgage notes payables and our Credit Facility during the six months ended June 30, 2026 as compared to the same period in 2025.

Financing
We have relied primarily on fixed-rate financing, locking in what were favorable spreads between real estate income yields and mortgage interest rates and have tried to maintain a balanced schedule of debt maturities. We also use interest rate derivatives to manage our exposure to interest rate movements on our variable rate debt. The following consolidated debt table provides information on the outstanding principal balances and the weighted average interest rates at June 30, 2026 and December 31, 2025:

	Consolidated Debt
	June 30, 2026		December 31, 2025
	Principal Balance	Weighted Average Interest Rate	Principal Balance	Weighted Average Interest Rate
Fixed	$1,818,747	4.32%	$1,899,778	4.30%
Variable	30,759	5.13	53,433	5.29
Total	$1,849,506	4.34%	$1,953,211	4.33%
Covenants
At June 30, 2026, we were in compliance with all debt covenants.
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
The operating agreement for 13500 Danielson Street, 2840 Loker Avenue and 15890 Bernardo Center Drive allows the unrelated third party joint venture partner, owning a 5% interest, to put its interest in the venture to us at a market determined value.
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
Sources of Distributions
The following table summarizes our distributions paid over the six months ended June 30, 2026 and 2025:

	For the Six months ended June 30,
	2026	2025
Distributions:
Paid or payable in cash (1)	$52,035	$43,905
Reinvested in shares	35,689	38,727
Total distributions	$87,724	$82,632
Source of distributions:
Cash flow from operating activities	$52,035	$43,905
DRIP (2)	35,689	38,727
Total sources of distributions	$87,724	$82,632
________
(1)    Includes distributions paid on common stock and OP Units.
(2)    Common stockholders and OP Unitholders may elect to have their distributions reinvested in shares of common stock through our DRIP.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk associated with changes in interest rates in terms of the price of our variable-rate debt and the price of new fixed-rate debt for refinancing of existing debt. We manage our interest rate risk exposure by obtaining fixed-rate loans where possible. As of June 30, 2026, we had consolidated debt of $1,849,506. Including the $29,046 net discount on the assumption of debt and debt issuance costs, we had consolidated debt of $1,820,460 at June 30, 2026. We also entered into interest rate derivative agreements on $1,119,290 of the variable rate debt that cap SOFR at between 2.6% and 4.5% that mature between 2027 and 2033. A 0.25% movement in the interest rate on the $30,759 of variable-rate debt would have resulted in a $77 annualized increase or decrease in consolidated interest expense and cash flow from operating activities.
We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At June 30, 2026, the fair value of our consolidated mortgage notes and other debt payable was estimated to be approximately $63,187 lower than the carrying value of $1,849,506. If treasury rates were 0.25% higher at June 30, 2026, the fair value of our consolidated debt would have been approximately $77,506 lower than the carrying value.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on management’s evaluation as of June 30, 2026, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended June 30, 2026, we repurchased 6,155,420 shares of common stock under the share repurchase plan, which represented all of the share repurchase requests received for the same period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV (1)	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (2)
April 2026	2,311,449	$11.25	2,311,449	1.1%	—
May 2026	2,024,122	11.27	2,024,122	1.0	—
June 2026	1,819,849	11.26	1,819,849	0.9	—
Total	6,155,420	$11.26	6,155,420	3.0%	—
________
(1)    Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior quarter end.
(2)    Repurchases are limited as described above.
Unregistered Sales of Equity Securities
We have sold unregistered shares of our Class I shares and Class S shares to certain accredited investors through certain participating broker-dealers. The offer and sale of such shares were made as part of the Continuous Private Offering to accredited investors. The Continuous Private Offering is exempt from registration under the Securities Act pursuant to Rule 506(b) of Regulation D. Shares within the Continuous Private Offering are sold on a daily basis. The below shows the total issuances of such Class I shares and Class S shares aggregated by month for the three months ended June 30, 2026.

Period of Unregistered Sales	Amount of Class I Shares Issued	Consideration	Amount of Class S Shares Issued	Consideration
April 2026	90,498	$1,019	214,415	$2,412
May 2026	58,428	659	174,257	1,964
June 2026	192,936	2,175	217,272	2,449

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Trading Arrangements
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2026.

Item 6.	Exhibits.

Exhibit No.	Description
3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012).

3.2	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Appendix A to the Company’s prospectus supplement filed with the SEC on May 9, 2013).

3.3	First Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014).

3.4	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2014).

3.5	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2014).

3.6	Second Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2015).

3.7	Certificate of Correction to the Company’s Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2016).

3.8	Third Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed with the SEC on October 16, 2019).

3.9	Fourth Articles of Amendment to the Second Articles of Amendment and Restatements of Jones Lang LaSalle Income Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on October 3, 2022).

3.10	Articles of Amendment, dated October 2, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2025).

3.11	Articles Supplementary, dated October 2, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2025).

3.12	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.10 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).

4.1	Share Repurchase Plan (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2026).

4.2	Fourth Amended and Restated Distribution Reinvestment Plan, effective October 7, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2025).

4.3	Fifth Amended and Restated Distribution Reinvestment Plan, effective May 22, 2026 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 7, 2026).

10.1	Sixth Amended and Restated limited Partnership Agreement of JLLIPT Holdings LP, dated May 5, 2026, among JLLIPT Holdings GP, LLC, JLL Income Property Trust, Inc. and the other limited partners party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 7, 2026).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
______________
*    Filed herewith.

**    Furnished herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, JLL Income Property Trust, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JLL INCOME PROPERTY TRUST, INC.

Date:	August 11, 2026	By:	/s/ C. Allan Swaringen
C. Allan Swaringen
Chief Executive Officer, President and Director

Date:	August 11, 2026	By:	/s/ Gregory A. Falk
Gregory A. Falk
Chief Financial Officer and Treasurer